Form 10-K405
period 1997-12-31
VYSIS INC
filed 1998-03-30
CIK 1016794

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                            _____________________

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-23659

                                  VYSIS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                    36-3803405
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


           3100 WOODCREEK DRIVE                         60515-5400
       DOWNERS GROVE, ILLINOIS                          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 271-7000
                             _____________________

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes         No   X
                                               ------     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 1998 was approximately $33.1 million.

     Number of shares of Common Stock outstanding as of March 23, 1998:
9,676,258
                             _____________________

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

===============================================================================

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
ITEM 1:   Business......................................................    3
            General.....................................................    3
            Genomic Disease Management..................................    3
            Technology Platforms........................................    3
            Products....................................................    5
            Food Testing Products.......................................   15
            Sales and Marketing.........................................   15
            Manufacturing...............................................   16
            Collaborations..............................................   16
            Patents, License Rights and Proprietary Information.........   17
            Ability to Practice Technology..............................   18
            Competition.................................................   20
            Government Regulation.......................................   20
            Employees...................................................   21
            Executive Officers..........................................   21
            Scientific Advisory Board...................................   22
ITEM 2:   Properties....................................................   24
ITEM 3:   Legal Proceedings.............................................   24
ITEM 4:   Submission of Matters to a Vote of Security Holders...........   25

                                   PART II

ITEM 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters...........................................   25
ITEM 6:   Selected Financial Data.......................................   26
ITEM 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   27
            Overview....................................................   27
            Results of Operations.......................................   27
            Income Taxes................................................   29
            Liquidity and Capital Resources.............................   29
            Recent Accounting Pronouncements............................   30
ITEM 8:   Financial Statements..........................................   30
ITEM 9:   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................   30

                                   PART III

ITEM 10:  Directors and Executive Officers of the Registrant............   31
ITEM 11:  Executive Compensation........................................   32
ITEM 12:  Security Ownership of Certain Beneficial Owners and Management   34
ITEM 13:  Certain Relationships and Related Transactions................   35

                                   PART IV

ITEM 14:  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K......................................................   37

SIGNATURES..............................................................   56

                 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates", believes", estimates", "expects", and similar expressions. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in or implied by these statements. These risks and uncertainties include, but are not limited to, the following: the acceptance of DNA based genetic probes by the medical community, the receipt by the Company of necessary regulatory approvals in a timely fashion, compliance by the Company with regulatory requirements, dependence by the Company on gene discovery and disease correlation efforts of others, the acquisition by the Company of rights to develop tests utilizing intellectual property of others, uncertainties relating to the development of new technologies, dependence on the success of collaborative partners and the Company's success in defending its own intellectual property rights and avoiding infringing those of others. Further information concerning factors that could significantly impact expected results is included in the following sections of this Form 10-K: Business--Ability to Practice Technology; Business--Competition; Business--Government Regulation; Legal Proceedings; and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Vysis, Inc. ("Vysis" or the "Company") is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. Vysis currently markets five U.S. Food and Drug Administration ("FDA") cleared clinical products in addition to distributing over 240 research products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 41 countries. The Company has an installed base of over 440 proprietary genetic workstations in 20 countries. The Company's wholly owned subsidiary, Gene-Trak Systems Industrial Diagnostics Corporation, manufactures and markets food testing kits based on DNA ("Deoxyribonucleic Acid") probes.

     The Company was incorporated in Delaware on April 18, 1991. The Company's business represents the consolidation of multiple research units and programs of Amoco Corporation. As used herein, "Amoco" refers to Amoco Corporation, or its wholly owned subsidiary, Amoco Technology Company ("ATC"). In 1994, Amoco began consolidation of all of its medical diagnostic businesses and related research under the Company. In March 1994, Amoco contributed to the Company all of its genetic disease related assets, including the stock of Imagenetics Incorporated (an Illinois corporation). Also in March 1994, Amoco contributed all of its infectious disease related assets and the stock of Gene-Trak, Inc. to the Company. Gene-Trak, Inc. had previously acquired certain infectious disease related assets from Genzyme Corporation and Amoco, including all of the interest in Gene-Trak Systems, a joint venture partnership for infectious disease diagnostics established by Amoco and Integrated Genetics in 1986.

     On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $.001 per share (the "Common Stock") at a price of $12.00 per share (the "IPO"). The net proceeds of the IPO after deducting expenses were approximately $32.3 million. Concurrent with the consummation of the IPO, the Company issued 675,000 shares of Common Stock at $12.00 per share to Amoco in exchange for a reduction of $8.1 million in the Company's note payable to Amoco. As of March 23, 1998, Amoco beneficially owns approximately 69 percent of the Company's outstanding Common Stock through ATC.

     The Company's executive offices are located at 3100 Woodcreek Drive, Downers Grove, Illinois 60515 and its telephone number is (630) 271-7000.

GENOMIC DISEASE MANAGEMENT

     Genetic abnormalities are a fundamental source of human disease. Genetic based diseases and disorders include cancer, birth defects, mental retardation, coronary artery disease, autoimmune diseases and diabetes. Genomic Disease Management is an emerging field that seeks to develop new genetic tests based on correlations between genetic abnormalities and disease. Genomic Disease Management products, by providing new information not currently available through existing methods, enable physicians to diagnose disease more quickly and accurately, to determine the most appropriate treatment and to monitor disease progression and recurrence during therapy. Genomic Disease Management products also enable the detection of disease at the very early or developing stages when treatment is likely to be most effective. In addition, Genomic Disease Management products allow physicians to identify genetic predisposition to disease well before the disease is manifested, thus enabling early intervention either through lifestyle changes or preventive therapy.

TECHNOLOGY PLATFORMS

     Genomic Disease Management requires the ability to assess abnormalities of chromosomes, individual genes within chromosomes and specific DNA sequences within genes. No single technology is capable of assessing all of these different types of abnormalities. To address this issue, the Company has developed three complementary technology platforms that detect the full range of genetic abnormalities from large chromosomal aberrations to smaller abnormalities associated with abnormal numbers of the same gene and the smallest mutations within specific gene sequences. The Company believes these complementary technologies will enable the clinician to provide a comprehensive approach to genomic assessment in the management of disease.

     Vysis' three technology platforms include: the FISH ("FLUORESCENT IN SITU HYBRIDIZATION") System, which detects chromosomal copy number and rearrangement (large genetic structures), the gCGH-TM- ARRAY SYSTEM, which detects gene copy number and expression (smaller genetic structures), and the Molecular Lawn-TM- System, which detects specific gene sequences and their mutations (smallest genetic structures). Each platform provides the advantage of being able to simultaneously detect multiple genetic abnormalities in the same specimen. Vysis expects to introduce a broad range of products based on each of these platforms. Each of these three technology platforms also relies upon the Company's image analysis software, which is comprised of proprietary algorithms that enable the automated display and analysis of FISH, gCGH Array and Molecular Lawn tests.

FISH SYSTEM

     The FISH System provides the ability to simultaneously assess multiple chromosomal and gene abnormalities in a single intact cell. FISH also provides the ability to perform cell by cell quantitative assessment of genetic changes in tissue specimens routinely used by pathologists for diagnosis. FISH is useful primarily to detect gross or large chromosomal changes, such as extra chromosomes, missing chromosomes, chromosomal translocations, and gene amplifications and deletions. The Company's FISH System consists of instruments and image analysis workstations used with the Company's patented direct label FISH DNA probes.

     Vysis has developed and is continuing to refine instruments and image analysis workstations used in conjunction with the Company's direct label FISH probes. The Company's HYBrite-TM- instrument automates the hybridization process in a temperature controlled environment. The Company's Quips Genetic Workstations provide integrated solutions to enhance and automate the visualization, analysis, and storage of FISH images. The Company is currently undertaking development of a high throughput instrument that will automate both specimen preparation and the hybridization process.

gCGH-TM- ARRAY SYSTEM

     The gCGH Array System uses the Company's patented comparative genomic hybridization ("CGH") technology to survey the entire genome for chromosomal changes in a single test. The fundamental principle of CGH is to compare an abnormal or test DNA or RNA ("Ribonucleic Acid") specimen to a reference DNA or RNA in order to detect genetic aberrations. This method, like the FISH System, does not require culturing of "metaphase cells" for a metaphase spread preparation from the sample. For this reason, CGH enables genetic testing of tissues that are not amenable to culture such as tumor tissues. In contrast to traditional FISH technology that typically involves use of a specific probe to a known chromosomal abnormality, CGH can be used to investigate an entire genome even when a suspected genetic aberration is unknown.

     Vysis is developing a ready-to-use array of DNA probes on a miniaturized chip ("gCGH array") which incorporates its patented CGH technology. Each element of the array will contain DNA from a defined location on a normal human chromosome and, in total, the collection of elements may represent the entire genome. This system is intended to enable simultaneous assessment of a large number of genes in a patient's specimen for abnormalities in the specific gene count. The gCGH Array System, consisting of individual arrays, a high speed camera based reader and specimen processing reagents is currently at the prototype stage of development. The Company currently has the capability of manufacturing research quantities of gCGH Arrays and is developing a high throughput robotic system for production of commercial quantities of arrays.

Molecular Lawn System

     The Molecular Lawn System uses the Company's patented Q-beta replicase ("QBR") amplification technology to detect specific gene sequences. QBR provides a quantitative measure of a specific gene sequence in either human, viral or bacterial DNA. A Molecular Lawn consists of individual or multiple probe sequences attached to the surface of a miniaturized solid support, similar to the blades of grass on a lawn. Because the Molecular Lawn is a self contained system and is being specifically designed for clinical use, this QBR based product is intended to provide a more accurate, simple and cost-effective alternative to other amplification technologies such as polymerase chain reaction ("PCR"). This technology platform enables the detection of small genetic targets associated with disease predisposition and early detection of disease. The system includes a disposable test device and an automated reader that will provide both qualitative and quantitative results. The Company's initial product will be designed for the detection of Human Papilloma Virus ("HPV"), which causes cervical cancer.

PRODUCTS

CLINICAL DIAGNOSTIC PRODUCTS

     Vysis is developing, commercializing and marketing clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. The Company's
AneuVysion-TM- Assay Panel for the detection of Down
Syndrome and other prenatal birth defects, which had been approved by the FDA in October 1997, received regulatory approval for marketing in France from the French Agence du Medicament (ADM) in March 1998. The Company's clinical diagnostic product commercialization process involves four distinct stages prior to marketing which include, in order, research, development, clinical trials and regulatory review.

                                 CLINICAL PRODUCTS


PRODUCT                         TECHNOLOGY PLATFORM      DISEASE/PROCEDURE        INTENDED UTILITY            STAGE
-------                         -------------------      ------------------       ----------------            ------
CANCER
CEP-Registered Trademark- 8     FISH System              Chronic                  Disease monitoring          MARKETING
                                                         Myelogenous                                          (FDA 510(k)
                                                         Leukemia, myeloid                                    cleared November
                                                         disorders                                            1996)

CEP-Registered Trademark- 12    FISH System              Chronic                  Disease progression and     MARKETING
                                                         Lymphocytic              disease monitoring          (FDA 510(k)
                                                         Leukemia                                             cleared January
                                                                                                              1997)

CEP-Registered Trademark- X/Y   FISH System              Bone marrow              Disease monitoring          MARKETING
                                                         transplantation                                      (FDA 510(k)
                                                                                                              cleared January
                                                                                                              1997)

HER-2/neu                       FISH System              Breast cancer            Selection of therapy and    CLINICAL
                                                                                  prognosis                   TRIALS

bcr/abl ES                      FISH System              Chronic                  Diagnosis and disease       DEVELOPMENT
                                                         Myelogenous              monitoring
                                                         Leukemia

Breast Panel                    gCGH Array System        Breast cancer            Selection of therapy and    RESEARCH
                                                                                  prognosis

Bladder Panel                   FISH System              Bladder cancer           Disease recurrence          RESEARCH
                                                                                  monitoring

Prostate Panel                  gCGH Array System        Prostate cancer          Disease progression         RESEARCH

Human Papilloma                 Molecular Lawn System    Cervical cancer          Early disease detection     RESEARCH
  Virus Panel

PRODUCT                         TECHNOLOGY PLATFORM      DISEASE/PROCEDURE        INTENDED UTILITY            STAGE
-------                         -------------------      ------------------       ----------------            ------
TriGen-TM-                      FISH System              Down syndrome,           Detection of mental         MARKETING
  Panel                                                  sex chromosome           retardation and other       (ADM registered in
                                                         disorders                birth defects               June 1997)

AneuVysion-TM-                  FISH System              Down syndrome,           Detection of mental         MARKETING
                                                         and other                retardation and other       (FDA 510(k)
                                                         chromosomal              birth defects               cleared October
                                                         disorders                                            1997; ADM
                                                                                                              registered in March
                                                                                                              1998)

Aneu-Del-Tel-TM-                gCGH Array System        Down syndrome,           Detection of essentially    RESEARCH
  Chip                          and other                all chromosomal          abnormalities causing
                                                         chromosomal              common mental
                                                         disorders                retardation and other
                                                                                  birth defects


Fetal Screen                    FISH System              Down syndrome,           Detection of mental         RESEARCH
                                                         and other                retardation and other
                                                         chromosomal              birth defects from fetal
                                                         disorders                cells in maternal blood
                                                                                  circulation


CANCER PRODUCTS

     The Company is currently focusing its cancer product development efforts on leukemia, breast, bladder, prostate and cervical cancers. The American Cancer Society estimates that approximately 1.4 million people in the United States were diagnosed with some form of cancer in 1997. Approximately 27,600 patients developed some form of leukemia in 1996. Breast cancer is the second leading cause of death from cancer among women aged 35 to 54, and prostate cancer is the second leading cause of death from cancer in men. The American Cancer Society estimates that in 1996 there were approximately 52,900 new cases of bladder cancer. Approximately 62 million Papanicolaou ("PAP") tests are performed annually in the United States to screen for cervical cancer.

     LEUKEMIA. The Company's first clinical product, CEP 8 Probe Kit, which is based on the FISH System, was cleared by the FDA in November 1996 by a 510(k) premarket notification. The CEP 8 Probe Kit is used for the detection of the abnormal occurrence of three copies of chromosome 8. Used in conjunction with other tests, this product is used to monitor disease activity during treatment to assess therapeutic effectiveness and during remission for disease recurrence. This information provides the physician with an indication of early blast crisis which is important when considering bone marrow transplantation therapy.

     The Company's second clinical product, CEP 12 Probe Kit, which is based on the FISH System, was cleared by the FDA in January 1997 by a 510(k) premarket notification. The CEP 12 Probe Kit is used for the detection of the abnormal occurrence of three copies (trisomy) of chromosome 12, one of the more common genetic abnormalities in chronic lymphocytic leukemia ("CLL"). The incidence of CLL in the United States is approximately 7,200 new cases per year with about 60,000 individuals currently afflicted with this disease. These patients have a widely variable clinical course and many do not require therapy at the time of diagnosis. The detection of trisomy 12 provides the physician the ability to distinguish patients whose disease will rapidly progress. These patients may require immediate treatment while others may be monitored for disease progression without therapeutic intervention.

     The Company's third clinical product, CEP X/Y Probe Kit, which is based on the FISH System, was cleared by the FDA in January 1997 by a 510(k) premarket notification. The CEP X/Y Probe Kit is used to assess how well donor cells are accepted by the recipient in sex-mismatched bone marrow transplantation and to determine the recurrence of malignant cells. In the management of many leukemias and other myeloid disorders, bone marrow transplantation is a critical therapeutic strategy. Approximately 4,200 sex-mismatched transplantations were performed in the United States in 1996. Having an estimate of the proportions of donor and recipient cells following a transplantation can be useful in assessing the success of the procedure and to diagnose recurrence. The improved sensitivity and precision of the CEP X/Y product, as compared to standard cytogenetic analysis, permits a more reliable detection of therapeutic efficacy or failure at a stage when modification of therapy will still be possible.

     A fourth product, a bcr/abl translocation probe currently under development, is expected to be submitted for regulatory review in the United States and Europe. The bcr/abl ES product, which is based on the FISH System, is intended to be used to confirm the diagnosis of CML and to monitor the presence of residual disease.

     BREAST CANCER. The Company has completed clinical trials and is currently preparing a submission to the FDA for its first breast cancer product, HER-2/neu. Results from the HER-2/neu test are intended to rapidly assess the amplification of HER-2/neu gene for use as a predictive marker for response to chemotherapy and/or hormone therapy. Results will also be used as a prognostic marker for risk assessment.

     The Company's HER-2/neu product, which is based on the FISH System, is a locus specific, direct label DNA probe for the HER-2/neu gene. This assay is designed for the detection and quantification of the HER-2/neu gene and chromosome 17 in cells. Occasionally, extra copies of the chromosome 17 will result in a false positive HER-2/neu result. The Company's product includes a second DNA probe specific for chromosome 17, which is intended to serve as a built in control for false positive results due to extra copies of chromosome
17. The Company, in collaboration with independent laboratories, conducted performance studies of the Company's HER-2/neu gene product which indicate that the product may be able to detect HER-2/neu amplification in 50 percent more women with breast cancer than detected by antibody based immunohistochemistry in standard paraffin tissue sections.

     Because cancer is considered a multi-gene event, the Company believes that appropriate patient management may require simultaneous testing for multiple genetic abnormalities, such as amplification of the c-myc gene, the Cyclin D1 gene and the q13.2 region on chromosome 20 in addition to HER-2/neu. The Company is developing products based on the Company's gCGH Array System which are intended to provide the ability to simultaneously detect both gene amplification abnormalities and gene deletion abnormalities, such as deletion of the p53 tumor suppressor gene.

     BLADDER CANCER. The Company is developing a highly sensitive product based on the FISH System technology platform intended to provide simultaneous analysis of multiple genetic markers for bladder cancer from a routine urine specimen. A number of published studies have demonstrated that these genetic markers are correlated to bladder cancer.

     PROSTATE CANCER. The Company believes that information regarding the genetic composition of prostate cancer tumors could distinguish between men who should be monitored without surgical intervention and those whose prostates should be removed. The Company is developing a product that includes a panel of genetic markers designed to provide information indicating which patients should receive more aggressive therapeutic intervention. Because prostate cancer is also considered a multi-gene event, the Company believes that appropriate patient management will require simultaneous testing for multiple genetic abnormalities. Products based on the Company's gCGH Array System are intended to provide the ability to simultaneously detect both gene amplification abnormalities and gene deletion abnormalities, each of which have been associated with disease progression. In conjunction with the Mayo Clinic, the Company is evaluating several potential leads for its initial gCGH Array product panel.

     CERVICAL CANCER. Vysis is developing a product for the simultaneous detection of specific high and low risk types of HPV based on the Company's Molecular Lawn System technology platform. The initial product application will be to test patient specimens classified as atypical with PAP testing. The Company expects that this product would be introduced as a patient screening test performed in conjunction with a PAP test. The Company believes this product will be easier to use and more cost effective than currently available technologies.

     Additionally, the Company believes that assessing changes in the genetic composition of cervical cells will also be important for the early identification of cells in a pre-cancerous state. Combined with HPV testing, genetic screening has a high potential for accurately predicting malignant transformation not currently possible. The Company is assessing potential genetic targets to be combined with its HPV tests.

PRENATAL PRODUCTS

     The Company's prenatal testing products provide information on genetic abnormalities involved in mental retardation and other birth defects. The Company estimates that in the United States and Western Europe more than 600,000 amniocentesis procedures were performed in 1996.

     AMNIOCENTESIS TESTING. Amniocentesis is an invasive procedure required to obtain the fetal cells for diagnosis of chromosomal abnormalities. In amniocentesis, amniotic fluid containing fetal cells is removed from the uterus with an ultrasound-guided needle passed through the abdominal wall. Traditional testing of the fetal cells is accomplished by direct visualization of stained chromosomes. This analysis, which is known as karyotyping, is a standard cytogenetic method which requires 7 to 10 days for completion at an estimated patient cost of $400 to $800 per analysis.

     The Company's first prenatal diagnostic product, based on the FISH System, is the TriGen Assay for the direct diagnosis of Down syndrome (three copies of chromosome 21) and sex chromosome abnormalities (aneuploidies of chromosomes X and Y). The product is designed to diagnose these abnormalities on a single slide within 24 hours from cells obtained by amniocentesis. Clinical trials conducted by the Company at 18 laboratories involving 558 patients demonstrated 100 percent correlation of TriGen results to standard karyotyping results. The French regulatory agency, Agence du Medicament ("ADM"), registered the product in May 1997, as a stand alone diagnostic test.

     The Company's AneuVysion-TM- product is a FISH System for the direct diagnosis of Down syndrome, sex chromosome abnormalities and two additional chromosomal abnormalities. The Company's submission on its AneuVysion prenatal product was cleared by the FDA as a 510(k) in October 1997 and approved by the French ADM in March 1998. Clinical trials conducted by the Company at 31 laboratories involving 1,516 patients demonstrated 99.9 percent correlation of AneuVysion results to standard karyotyping for those chromosomal abnormalities that represent 85 percent to 90 percent of the chromosomal abnormalities associated with mental retardation and other birth defects. In the United States, the AneuVysion product is cleared as an adjunct to standard cytogenetic testing of amniocentesis specimens and in Europe is registered as a stand alone diagnostic test.

     The Company is developing a gCGH Array prenatal product that is intended to simultaneously detect multiple chromosome aneusomies, microdeletions and unbalanced chromosome translocations. These abnormalities may account for essentially all of the causes of common mental retardation and other birth defects detectable with conventional amniocentesis and karyotyping.

     MATERNAL BLOOD TESTING. Due to the invasive nature of the amniocentesis procedure, current prenatal genetic testing is indicated only in high risk pregnancies. Although the risk of having a child with Down syndrome increases with maternal age, most pregnancies occur in younger women and, hence, most births of children with Down syndrome occur to younger women for whom amniocentesis is not indicated. The ability to detect and analyze fetal cells in maternal blood would permit women to be routinely screened for genetic abnormalities associated with mental retardation and birth defects by direct genetic analysis of fetal cells.

     Maternal blood has been shown to contain cells derived from the fetus, although these cells are exceedingly rare. The feasibility of genetic analysis of fetal cells isolated from maternal blood has been demonstrated, but obtaining a sufficient number of fetal blood cells for analysis has been difficult and generally not suitable to routine clinical application. Vysis is currently researching a system to identify fetal cells in maternal blood specimens and detect chromosomal abnormalities in those cells. Such a system is expected to include reagents to identify fetal cells, the Company's currently developed FISH probe products (for chromosomes 13, 18, 21, X and Y) and a rapid imaging system.

RESEARCH PRODUCTS

     Vysis currently markets over 240 research use only ("RUO") DNA probes and related reagent products. The Company's principal customers are genetics testing laboratories and research centers around the world. The Company introduced 41 new RUO products in 1997. The research reagent product line represented approximately $4.6 million of the Company's $16.0 million of product revenues in 1997, approximately $2.8 million of the Company's $11.0 million of product revenues in 1996 and approximately $1.5 million of the Company's $6.3 million of product revenues in 1995.

     The Company's research product commercialization process involves three distinct stages prior to marketing which include, in order, research, development and trials.

                                 RESEARCH PRODUCTS


PRODUCT                  TECHNOLOGY PLATFORM           DISEASE/PROCEDURE              POSSIBLE UTILITY                 STAGE
-------                  -------------------           ------------------             ----------------                 -----
WCP-Registered           FISH system                   Prenatal, postnatal            Analysis of metaphase            MARKETING
  Trademark- Probes                                    and cancer                     chromosomes, additions,
  (103 products)                                                                      deletions and
                                                                                      translocations

CEP-Registered           FISH System                   Prenatal, postnatal            Determination of                 MARKETING
  Trademark- Probes                                    and cancer                     chromosome copy
  (45 products)                                                                       number

LSI-Registered           FISH System                   Prenatal, postnatal            Determination of gene            MARKETING
  Trademark- Probes                                    and cancer                     copy number,
  (41 products)                                                                       chromosomal
                                                                                      translocations, and
                                                                                      presence of
                                                                                      microdeletions

CGH Probes and           FISH System                   Prenatal, postnatal            Determination of                 MARKETING
  solutions                                            and cancer                     chromosome region of
  (10 products)                                                                       amplification and
                                                                                      deletion

MultiVysion-TM-          FISH System                   Preimplantation                Improved success rate of         MARKETING
  PGT                                                  genetic testing                IN VITRO fertilization
                                                                                      implantation and
                                                                                      successful birth

Telomere Probes          FISH System                   Mental retardation             Detects hidden                   MARKETING
                                                       analysis                       chromosomal deletions
                                                                                      and/or translocations not
                                                                                      possible with traditional
                                                                                      karyotyping

Spectral                 FISH System                   Cancer and prenatal            Detects hidden                   DEVELOPMENT
  Karyotyping                                          karyotyping analysis           chromosomal
  Reagent                                              in 24 colors                   rearrangements not
                                                                                      possible with traditional
                                                                                      karyotyping

Ampli-Onc-TM-            gCGH Array System             All cancers                    Detects substantially all        RESEARCH
  Chip                                                                                genes amplified in cancer

Onc-Express-TM-         gCGH Array System             All cancers                     Detects genes expressed          RESEARCH
  Chip                                                                                in cancer



     The Company markets three FISH probe product lines, respectively marketed as WCP-Registered Trademark-, CEP-Registered Trademark- and LSI-Registered Trademark- probes and various reagents. These products are used in a wide range of genetic research.

     WCP WHOLE CHROMOSOME PAINT FISH PROBES. WCP probes fluorescently label or "paint" the unique sequences of an entire chromosome allowing analysis of the chromosome number as well as indicating chromosome additions and simple and complex translocations in human metaphase cells.

     CEP CHROMOSOME ENUMERATION FISH PROBES. CEP probes hybridize to repeat sequence targets on specific chromosomes. This allows for rapid counting of chromosomes to determine if there are too few or too many chromosomes within interphase or metaphase cells.

     LSI LOCUS SPECIFIC IDENTIFIER FISH PROBES. LSI probes hybridize to specific locations on individual chromosomes and identify specific sequences of DNA, which are typically gene or disease specific. By highlighting specific regions of the chromosome, these probes quickly identify if specific genes are present as expected or whether certain gross chromosomal changes exist.

     COMPARATIVE GENOMIC HYBRIDIZATION (CGH) REAGENTS. CGH reagents are a line of products for performing comparative genomic hybridization, a tool for determining previously unidentified gene amplifications and deletions in genetic diseases and cancers.

     PREIMPLANTATION GENETIC TESTING ("PGT").     The Company in late 1997
introduced its first PGT product, MultiVysion PGT, based on the FISH System, which simultaneously detects abnormalities of chromosomes 13, 18, 21, X and Y in a single cell within 4 hours. The Company believes that completing a PGT analysis using Vysis' patented multi-color probes will increase the probability of a successful implantation and birth at a substantially lower cost for patients undergoing IN VITRO fertilization.

     TELOMERE PROBES. Telomeres are unique sequences of DNA at the end of chromosomes that contain a large number of genes. Telomeres play an integral role in chromosome biology, structure, and function. Changes in telomeres, such as deletions or translocations frequently missed by traditional karyotyping, have been implicated as causes of mental retardation and cancer. There are approximately 60,000 peripheral blood lymphocyte specimens tested each year to evaluate patients for chromosomal causes of mental retardation. The Company is developing a line of individual locus specific FISH probes and a multi-color telomere panel for research in chromosomal causes of mental retardation and cancer.

     SPECTRAL KARYOTYPING REAGENT. Traditional karyotypes employ black and white images of chromosomes and interpretation of these karyotypes requires sophisticated training in recognition of chromosome patterns and changes in the chromosomes. Frequently subtle translocations are missed utilizing traditional black and white karyotyping. The Company's Spectral Karyotyping Reagent is intended to simplify and improve the accuracy of karyotyping by providing a unique color to each chromosome, thus allowing the detection of chromosomal rearrangements not possible with traditional karyotyping. The Company is developing a spectral karyotyping system comprised of a 24 color probe reagent set and a genetic workstation that incorporates proprietary software for image analysis of the multi-color karyotype provided by the reagent.

     AMPLI-ONC AND ONC-EXPRESS CHIPS. The Company is developing an Ampli-Onc Chip based on its gCGH Array System that will detect substantially all currently known genes amplified in cancer. This ready-to-use array of DNA probes on a miniaturized chip is intended to enable simultaneous assessment of a large number of genes in patient specimens for abnormalities in specific gene counts. The Company is also developing Onc-Express Chip, an array of DNA probes for the simultaneous assessment of a large number of expressed genes in patient specimens. The Company believes that simultaneous testing for multiple genetic abnormalities is likely to accelerate research and provide clinical correlations between chromosomal abnormalities and disease. Both of these products may enable researchers to discover new correlations that may yield genomic products for improved diagnosis, prognosis and predictive outcome.

INSTRUMENT PRODUCTS

     Vysis currently markets a line of instrument products which includes genetic imaging workstations and other processing instruments. Because instrument products are developed for use in connection with both clinical and research products, the commercialization process for instrument products mirrors the previously described commercialization process for clinical or research reagent products. These workstations provide an integrated solution to enhance and automate the visualization, analysis, and storage of FISH, mFISH (simultaneous imaging of multiple FISH probes), CGH, and karyotype images. These workstations integrate proprietary software, and readily available hardware, such as high-resolution cameras, microscopes and desktop computer systems. The Company's principal customers for these workstations are genetic testing laboratories and research centers around the world. The Company has an installed base of over 440 proprietary genetic workstations in 20 countries. The Company introduced three new instrument products in 1997. The instrument product line represented approximately $7.0 million of the Company's $16.0 million of product revenues in 1997, approximately $4.3 million of the Company's $11.0 million of product revenues in 1996 and approximately $2.2 million of the Company's $6.3 million of product revenues in 1995.

                                  INSTRUMENT PRODUCTS

PRODUCT                  TECHNOLOGY PLATFORM           DISEASE/PROCEDURE              UTILITY                          STAGE
-------                  -------------------           -----------------              -------                          ------
Karyotyping              Image Analysis Software       Cancer and                     Clinical and research            MARKETING
  Software                                             prenatal testing               automated classification of      (FDA 510(k)
                                                                                      chromosomes                      cleared
                                                                                                                       February
                                                                                                                       1990)

FISH Software            FISH System                   Cancer and                     Clinical and research            MARKETING
                                                       prenatal testing               imaging of FISH probes

CGH Software             FISH System                   All cancers                    Research for chromosomal         MARKETING
                                                                                      amplifications and
                                                                                      deletions

Lab Manager-TM-         Database Software             Cancer and                      Patient data management          MARKETING
  Software                                            prenatal testing                incorporated in
                                                                                      karyotyping, CGH and
                                                                                      FISH software

HYBrite-TM-             FISH System                   Cancer and                      Clinical and research            MARKETING
  System                                              prenatal testing                semi-automated
                                                                                      hybridization of FISH
                                                                                      probes

Quips mFISH              FISH System                   Cancer and                     Clinical and research            MARKETING
  Software                                             prenatal testing               simultaneous imaging of
                                                                                      multiple FISH probes

gCGH Array               gCGH Array System             Cancer and                     Reads gCGH Arrays                DEVELOPMENT
  Reader                                               prenatal testing

Spectral                 FISH System                   Cancer and                     Clinical and research            DEVELOPMENT
  Karyotyping                                          prenatal testing               automated classification
  Software                                                                            and imaging of
                                                                                      chromosomes in 24-colors

Automated                FISH System, gCGH             Cancer, prenatal               Automates steps of FISH,         RESEARCH
  Specimen               Arrays System,                and viral testing              gCGH Array and Molecular
  Processor and          Molecular Lawn System                                        Lawn assays
  Test Instrument

Molecular Lawn           Molecular Lawn System         Cancer, prenatal               Reads Molecular Lawn             RESEARCH
  Reader                                               and viral testing              tests

     QUIPS-TM- GENETIC WORKSTATIONS AND IMAGING SOFTWARE. Genetic workstations consist of computer hardware, imaging cameras, microscopes purchased from third party vendors and proprietary software designed to capture, analyze, document and store data required for cytogenetic analyses. The genetic workstation product line includes various combinations of hardware and software for karyotyping, FISH, mFISH (multi-target FISH) and CGH.

     Hybrite-TM-. HYBrite is a semi-automated instrument for denaturation and hybridization of FISH probes. The HYBrite system eliminates the need for denaturation reagents and other temperature devices. The HYBrite shortens assay time, eliminates steps and reduces user variability.

FOOD TESTING PRODUCTS

     The Company develops, manufactures and commercializes products for the detection and identification of food-borne pathogens to food processors and quality control laboratories. These products, marketed under the Gene-Trak-Registered Trademark- name, include both DNA probe products and antibody kits for the detection of organisms found to contaminate food such as Salmonella, E. coli, Listeria and Listeria monocytogenes. The Company's food testing product revenues were approximately $2.5 million in 1997, 1996 and 1995, respectively.

SALES AND MARKETING

MARKETS AND CUSTOMERS

     There are approximately 350 cytogenetics laboratories in the United States that include hospital- based laboratories and non-hospital-based reference laboratories. In addition, there are approximately 5,200 hospital-based pathology laboratories and approximately 200 cancer research laboratories in the United States. The combination of these laboratories creates more than 5,750 potential customers for the Company's products in the United States alone. The Company estimates the international market for its products to be approximately two times the size of the United States market.

MARKETING STRATEGY

     The Company currently markets its products to cytogenetic laboratories, hospitals, reference laboratories, academic and commercial research institutions and managed care organizations. Vysis expects that the principal customers for its clinical diagnostic products will include cytogeneticists, pathologists, oncologists and other physicians. In order to accelerate clinical market acceptance of its Genomic Disease Management products, the Company is developing programs designed to (i) increase the level of awareness of FISH System products among the clinical laboratories and the physicians who are expected to order these tests, (ii) educate the medical community regarding the benefits of managing disease with genomic testing products, and (iii) provide data demonstrating clinical correlation of the disease target to disease outcome, progression and predisposition. The Company will pursue these programs through the use of collaborations with external laboratories and scientists who are influential opinion leaders, the use of third-party published articles and the publication of data obtained in product clinical trials.

SALES STRATEGY

     Sales in the United States are conducted by a direct sales force, currently consisting of a national sales manager and nine technical sales representatives. Five representatives are dedicated to clinical and research reagent sales. The remaining four representatives are dedicated to sales of genetic workstations. European sales are managed by country specific managers supported by a ten person direct sales organization for Germany, France and the United Kingdom.

     Sales and marketing in Japan is conducted through a marketing partnership with Fujisawa Pharmaceutical Co., Ltd. ("Fujisawa"). The partnership, entered into in July 1995, provides Fujisawa with a ten-year exclusive distribution right to market Vysis FISH probes and genetic workstations in Japan. Fujisawa is responsible for funding all clinical regulatory compliance for the Japanese market. Vysis will supply all of its United States and European clinical trial data for its FISH products to assist Fujisawa in its regulatory approval efforts. The agreement provides that Fujisawa will pay the Company $600,000 per year through July 1999. Fujisawa introduced the Company's clinical research reagent product line in December 1995 and released the Company's genetic workstations in 1996.

     Sales in the other world markets are conducted through the use of local distributors. These distributors are supported through the Company's United States and European offices. See Note 10 of Notes to Consolidated Financial Statements for financial information of the Company organized by geographic area and export sales.

MANUFACTURING

     The Company's manufacturing operations encompass the production and packaging of DNA probes and reagents, as well as the integration of the Company's imaging software with off-the-shelf electronic cameras, computer systems and other computer peripheral equipment. The Company's manufacturing operations utilize a complete material requirements planning system fully integrated with the Company's finance department for operational control. The Company believes that current manufacturing processes are readily scaleable to meet expected growth.

     The reagent and instrument manufacturing processes are performed according to the FDA's Quality System Regulation ("QSR"), which replaced the FDA's Good Manufacturing Practices ("GMP") criteria. The Company trains employees for compliance with current QSR requirements as specified by the FDA. See "Business-Government Regulation." The Company is ISO 9001 certified. ISO 9001 is the most comprehensive of all the International Organization for Standardization quality standards and is an important element of the Company's strategy to commercialize its products globally.

COLLABORATIONS

     The Company has established a series of collaborations designed to accelerate gene discovery efforts and correlation studies to link genetic abnormalities to disease outcomes, from which it will obtain diagnostic and therapeutic rights. In addition, the Company has collaborations for the further development of its technology platforms.

UNIVERSITY OF CALIFORNIA, SAN FRANCISCO

     The Company funds research at the Department of Laboratory Medicine, University of California, San Francisco ("UCSF") Cancer Center at the UCSF Medical School, directed by Dr. Joe Gray, which examines correlations of chromosome abnormalities to disease and discovery of genes related to regions of abnormalities identified by CGH.

THE MAYO CLINIC

     The Company funds research by Dr. Robert Jenkins at the Mayo Clinic's Department of Cytology in the area of correlation of chromosomal abnormalities to aggressive forms of prostate cancer and genes associated with metastatic potential.

DIGITAL SCIENTIFIC

     In January 1996, the Company and Digital Scientific Ltd. ("Digital") entered into an exclusive marketing and software co-development agreement to market Digital's SmartCapture-TM- FISH imaging software under which the Company also acquired a worldwide exclusive license to market all of Digital's imaging software products. In addition, the Company and Digital agreed to co-develop imaging software to be marketed by the Company as part of its Quips Genetic Workstations.

PUBLIC HEALTH RESEARCH INSTITUTE OF NEW YORK

     The Company funds a research and development collaboration and supports broad based QBR research activities in the laboratory of Dr. Fred Kramer at the Public Health Research Institute ("PHRI") of New York in New York City.

INCYTE PHARMACEUTICALS

     In July 1996, the Company entered into a collaboration with Incyte Pharmaceuticals, Inc. ("Incyte"), a leading genomic database company, and with Genome Systems, Inc., a subsidiary of Incyte providing positional cloning and library screening services, to produce a "bottoms-up" genomic map which will map expressed human gene sequences to their human chromosome locations. As part of the collaboration, the Company will have access to Incyte's LifeSeq-TM- database for sequence data on expressed human gene sequences and use of the developed genomic map.

NATIONAL INSTITUTE OF STANDARDS AND TECHNOLOGY GRANTS

     The Company has been awarded two United States Department of Commerce grants totaling $4 million for research related to the Company's technologies. These grants are administered through the Advanced Technology Program ("ATP") of the National Institute of Standards and Technology ("NIST") within the United States Department of Commerce. The first grant, for research related to the gCGH technology platform, was initiated in March 1995 and runs through March 1998. The second grant, for research related to the development of the Company's Molecular Lawn technology platform and other research, was initiated in August 1995 and will run through August 1998.

OTHER COLLABORATIONS

     The Company has also established additional research collaborations aimed at generating clinical product opportunities, although there can be no assurances of successful development of clinical reagent products based upon any of these research efforts. A collaboration with the University of Chicago is aimed at producing a set of telomere probes for each human chromosome and establishing clinical use of these probes for the diagnosis of mental retardation. The Company is developing a RUO FISH probe for detection of a chromosomal translocation in pediatric leukemia under an exclusive license from St. Jude Children's Research Hospital. The Company's collaboration with the Reproductive Genetics Institute is directed at establishing the utility of the Company's FISH probes in pre-implantation genetic testing.

PATENTS, LICENSE RIGHTS AND PROPRIETARY INFORMATION

     The Company currently holds or has exclusive licenses to 92 issued United States patents or allowed United States patent applications, to 69 pending United States patent applications, and to additional foreign patents and pending patent applications in various areas of genetic and infectious disease testing. The following describes significant patent assets of the Company.

FISH TECHNOLOGY

     U.S. Patent 5,447,841, issued September 5, 1995, licensed exclusively from the University of California covers methods of IN SITU hybridization using unique sequence probes and unlabeled blocking DNA. These methods permit the use as DNA probes of DNA sequences which are produced by standard cloning procedures without removal of any repeat DNA sequences which are present. The Company believes that the alternative manufacturing technologies to produce labeled FISH probes which do not contain the repeat DNA sequences are difficult to implement and are not proven commercially. The Company is also licensed exclusively under three pending United States divisional patent applications stemming from the '841 patent. Each of these applications claims priority of the '841 patent applications filed on January 16, 1986 and December 1, 1986. The divisional applications cover other embodiments of IN SITU hybridization using unique sequence probes, including detection of abnormalities on chromosome 21 and detection of gene amplification or gene deletion.

DIRECT LABELING TECHNOLOGY

     U.S. Patent 5,491,224, issued February 13, 1996, and its pending foreign counterpart applications, claim the Company's direct label FISH DNA probes and their manufacture. U.S. Patent 5,663,319, issued September 2, 1997 covers multiple direct label FISH probe compositions. The Company has received a counterpart European patent on its direct label FISH DNA probes and on methods of IN SITU hybridization using multiple direct label FISH DNA probes. The Company has a pending United States divisional patent application of the
'224 patent claiming use of direct label FISH DNA probes.   The Company
believes its direct label probes are superior to other probes because they produce sharper and brighter fluorescent signals and decrease assay time by eliminating procedural steps and reagents, which are required with indirect label probes.

CGH AND gCGH TECHNOLOGY

     The Company is exclusively licensed by the University of California under U.S. Patent 5,665,549, issued September 9, 1997, and other pending United States and foreign patent applications claiming basic CGH methods to detect changes in copy number of DNA sequences at a particular chromosome location. The Company also holds an option from the University of California to obtain an exclusive license to pending U.S. and foreign patent applications claiming gCGH assays.

Q-BETA REPLICASE TECHNOLOGY

     The Company holds exclusive licenses from Columbia University/Salk Institute and from PHRI on United States and foreign patents and pending patent applications relating to the use of QBR as an amplification technology to detect nucleic acid targets. These include U.S. Patent 4,786,600 issued November 22, 1988, claiming "substrate" molecules having inserted probe sequences which are replicatable by QBR and U.S. Patent 4,957,858, issued September 18, 1990, claiming nucleic acid detection assays using QBR. The Company also has a number of United States and foreign patents and pending patent applications covering QBR and the Molecular Lawn technology.

CORRELATIONS OF CHROMOSOMAL ABNORMALITIES TO DISEASE

     The Company is pursuing a strategy to acquire rights to methods correlating particular genetic aberrations to disease. These rights will potentially provide opportunities for exclusive positions on clinical assays. For example, U.S. Patent 5,472,842 and its pending foreign counterpart applications, licensed exclusively from the University of California, cover methods of detection of a chromosomal abnormality on chromosome 20 at locus 20q13 which has been correlated to certain forms of breast cancer. The Company holds an option from the University of California for an exclusive license for therapeutic and diagnostic uses to United States and foreign patent applications claiming gene sequences in the chromosome 20q13 locus. The Company is also exclusively licensed under United States and foreign patent applications from the University of California, St. Jude Children's Research Hospital and Canji, Inc. claiming methods to diagnose disease based upon correlations of particular chromosomal abnormalities for colon cancer, breast cancer, lung cancer, bladder cancer, ovarian cancer, prostate cancer, gliomas and leukemias.

ABILITY TO PRACTICE TECHNOLOGY

     The Company's success will depend to a substantial degree upon its ability to operate its business and to develop, manufacture, market and sell its products without infringing the proprietary rights of third parties. However, numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of nucleic acid technology and clinical diagnostic technology. A partial list of more specific technologies in these general fields includes patents and patent applications relevant to nucleic acid probe manufacturing, labels for nucleic acid probes, nucleic acid probe compositions, nucleic acid probe hybridization assays, nucleic acid amplification methods, full length gene sequences, full length expressed gene sequences, partial gene and expressed gene sequences, gene expression assays, correlations of chromosome or gene abnormalities to disease, gene point mutation detection assays, oligonucleotide array hybridization methods, patient sample processing, fetal cell identification and separation, imaging apparatus and methods, infectious disease detection assays, food testing assays and apparatus related to these technologies. The Company expects that additional United States and foreign patents owned by third parties will issue and additional United States and foreign patent applications owned by third parties will be filed in these fields. The Company further believes that the level of patent competition in these fields is sufficiently high that patent litigation in these fields is likely to occur.

     Consequently, the Company believes that its management of the business risks presented by the intense patent competition in these fields is critical to its ability to operate its business and to develop, manufacture, market and sell its products. There can be no assurance that the Company will be able to successfully manage these patent business risks to avoid infringing the proprietary rights of others nor can there be any assurance that patent infringement suits will not be brought against the Company. Any failure in its management of these patent business risks may have a material adverse impact on the Company's business, financial condition and results of operations.

     The patent position of a company utilizing biotechnology generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that any patents owned by or licensed to the Company will not be challenged and subsequently invalidated or circumvented, or that such patents will be sufficiently broad to afford protection against third parties who develop or use similar technology, or that any of such patents will be successfully asserted against any infringing activity, or that any of the Company's patent rights will be successfully cross-licensed to third parties in exchange for a license under their patent rights. In addition, there can be no assurance that any pending United States or foreign patent applications owned or licensed by the Company or those acquired or licensed by the Company in the future will result in issued patents, or that such applications will not be subject to foreign opposition seeking the revocation of a Company patent or to United States patent interference seeking a determination that the Company or its collaborators were not the first inventor of a particular patent or patent application, or that the Company or its collaborators will develop additional technologies that are patentable, or that any patents owned or licensed to the Company will provide a basis for commercially viable products or services.

     The Company is also aware of issued United States and foreign patents and pending patent applications owned or controlled by third parties, which are related to the Company's current or anticipated technologies. Specifically, the Company is aware of issued United States and foreign patents and pending patent applications owned or controlled by third parties, which are related to significant elements of the Company's FISH, CGH and direct labeling technologies, or to significant elements of the Company anticipated use of its QBR technologies, or to reagents useful in the performance of CGH or gCGH assays. Although the Company believes that certain of these issued patents are not infringed by the Company's current and planned operations, there can be no assurance that the Company would be able to successfully assert such a position in the courts, nor that such a position could be asserted without the Company incurring substantial or prohibitive costs. Furthermore, because United States patent applications are maintained under conditions of confidentiality while the applications are pending in the United States Patent and Trademark Office, there may be pending patent applications filed by third parties of which the Company is unaware and which relate to the Company's current or planned technologies. In addition, third parties may in the future file patent applications having claims that relate to the Company's services, processes or products. Persons holding or licensing patent rights could bring legal actions against the Company claiming that any of the Company's marketing, services, processes or products, or the Company's collaborators' or its suppliers' services or products or of the Company's customers' use of the Company's services or products infringe one or more of their patents, and seek damages or injunctive relief. Patent litigation is costly, and there can be no assurance that the Company would prevail in any patent litigation brought against it. Further, the Company could be subject to significant liabilities to such persons, may be required to obtain licenses from such persons, or may be required to cease certain activities, and any of these could have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, there can be no assurance that the Company will be able to obtain such licenses on commercially reasonable terms, or at all.

COMPETITION

     Competition in clinical diagnostics and genomics is intense and is expected to increase as the market for Genomic Disease Management products develops. Competition is and will continue to be based on quality, reliability, accuracy, ease of use, price and product line offering. Oncor, Inc. ("Oncor") is a major competitor in the supply of FISH products to the research market and has recently entered the clinical market with a HER-2/neu FISH product. Applied Imaging Corp. and Perceptive Scientific Instruments, Inc. compete with Vysis in the marketing of genetic imaging workstations. The Company is aware of other entities that currently market RUO nucleic acid products, which may have the ability to compete with the Company in the clinical market. In addition, many reference laboratories and research institutions produce their own FISH probes for internal use.

     Other companies are developing genomic assessment products including "DNA Chip" products for assessment of gene expression or gene sequence with potential use for clinical diagnostics. Other diagnostic companies may enter the genetic disease diagnostic market with nucleic acid based technologies. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technological resources than the Company or may have substantial advantages over the Company in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, ability to obtain necessary intellectual property licenses, sales and marketing expertise and distribution channels.

GOVERNMENT REGULATION

     The preclinical and clinical testing, manufacturing, labeling, distribution and promotion of the Company's products are subject to extensive and rigorous government regulation in the United States and other countries. Noncompliance with applicable requirements can result in enforcement action by the Food and Drug Administration ("FDA") or comparable foreign regulatory bodies including, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, refusal to grant premarket clearances or approvals, withdrawal of marketing approvals and criminal prosecution.

     The Company generally is prohibited from marketing its diagnostic products in the United States unless it obtains either 510(k) clearance or premarket application ("PMA") approval from the FDA. The Company believes that it usually takes from four to 12 months from submission to obtain 510(k) clearance, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. In any event, there can be no assurance that 510(k) clearance or PMA approval will be obtained in a timely fashion or at all. Such clearance or approval may also have limitations on how the device may be marketed that will limit its sales potential.

     The Company has completed clinical trials for the FISH detection of HER-2/neu amplification in breast cancer. The clinical trial protocols were reviewed by the FDA for adequate design to meet the intended use and clinical utility claims. The Company obtained verbal permission in March 1997 to conduct these trials. A PMA submission is expected to be made to the FDA in the first half of 1998. There can be no assurance, however, that the FDA's PMA Advisory Panel will agree with the adequacy of the study design. There can be no assurance that this product will be approved by the FDA.

     Some clinical laboratories prepare their own finished diagnostic tests using purchased reagents. The FDA has generally not exercised regulatory authority over these individual reagents or such finished tests. In November 1997, the FDA issued new rules for these reagents, individually termed an analyte specific reagent ("ASR"), that would apply a regulatory framework to them, including restrictions on sales or promotional claims that could be made about these products and the restriction of sales to clinical laboratories certified under the Clinical Laboratories Improvement Act as high complexity testing laboratories. The Company sells on an RUO basis a number of individual reagents that likely fall within the ASR regulatory framework, which may therefore require changes in the Company's marketing and labeling of such products. The Company is currently evaluating the new ASR regulatory framework in order to assess the possible impact upon the Company's ongoing operations and the marketing of its products as ASRs.

     Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals will be subject to pervasive and continuing regulation by the FDA and certain state agencies. The Company will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, the QSR, the Medical Device Reporting regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. Unanticipated changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on the Company. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or foreign governments, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The President recently signed into law the Food and Drug Administration Modernization Act of 1997. This legislation makes changes to the device provisions of the Food, Drug and Cosmetic Act and other provisions in the Act affecting the regulation of devices. Among other things, the changes will affect the 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off-label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products. There can be no assurance that the new legislation will not impose additional costs or lengthen review times for the Company's products.

EMPLOYEES

     As of March 1, 1998, the Company had 153 full-time employees, of whom 33 hold Ph.D. degrees, one holds an M.D. degree and 21 hold other advanced degrees. Of the Company's total work force, 45 are in research and development, 47 are in sales/marketing, 16 are in regulatory affairs, 23 are in operations, and 22 are in business development, legal, finance, human resources, and administration. The Company believes that its future success will depend, in part, on its continuing ability to attract, retain, and motivate qualified scientific, technical, and managerial personnel. The Company faces intense competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS

     The executive officers of the Company, their ages as of January 1, 1998 and their present positions with the Company are as follows:

NAME                              AGE    POSITION
----                              ---    --------
John L. Bishop. . . . . . . .     53     President, Chief Executive Officer and Director
George R. Kennedy . . . . . .     44     Senior Vice President, Sales and Marketing
Russel K. Enns. . . . . . . .     49     Vice President, Regulatory Affairs
James J. Habschmidt . . . . .     42     Executive Vice President and Chief Financial Officer
James P. Marcella . . . . . .     55     Vice President, Operations
William E. Murray . . . . . .     44     General Counsel and Secretary
Steven A. Seelig. . . . . . .     49     Vice President, Research and Development and Chief Medical Officer

     MR. JOHN L. BISHOP has served as President and as a Director since November 1993 and became Chief Executive Officer in February 1996. Mr. Bishop has over 25 years experience in developing and operating diagnostics businesses. From 1991 until November 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe Corporation, a manufacturer of DNA probe diagnostics and therapeutics and, from 1987 until 1991 of Source Scientific Systems, an original equipment manufacturer of automated diagnostic systems. From 1984 until 1986, Mr. Bishop was President and Chief Operating Officer of Gen-Probe, Inc., a developer and manufacturer of DNA probe diagnostics for infectious diseases. From 1968 until 1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation.

     MR. GEORGE R. KENNEDY has served as Senior Vice President, Sales and Marketing since September 1997. From April 1996 to September 1997 he served as Vice President, Sales and Marketing. Prior to joining the Company in April 1996, Mr. Kennedy was Director of Sales and Marketing of Difco Laboratories, a microbiology diagnostic products manufacturer, from June 1992 to April 1996. From May 1990 to June 1992, Mr. Kennedy was Director of Marketing for Dianon Systems, Inc., an oncology reference laboratory.

     RUSSEL K. ENNS, PH.D., has served as Vice President, Regulatory Affairs since he joined the Company in December 1995. Prior to joining the Company, Dr. Enns was Vice President of Technical Affairs of MicroProbe Corporation from February 1992 to November 1995. From August 1984 to February 1992, Dr. Enns held several positions with Gen-Probe, Inc., including Director of Product Development and Clinical Development and Director, Technical Affairs.

     MR. JAMES J. HABSCHMIDT became Vice President of Finance and Chief Financial Officer in November 1997 and was named Executive Vice President and Chief Financial Officer in February 1998. From September 1993 until November 1997, Mr. Habschmidt served as Vice President, Development & Finance and Chief Financial Officer of Rand McNally & Co., a maker and publisher of maps. From January 1991 to September 1993 he served as Executive Vice President Operations & Finance of Silvestri Corporation, a designer and marketer of home accessories. From 1986 until 1991, Mr. Habschmidt was Vice President, Finance and Administration of Kewaunee Scientific Corporation, a developer and manufacturer of laboratory equipment, furnishings and accessories. From 1982 until 1986 he served in financial management positions at American Hospital Supply Company prior to and after its acquisition by Baxter International, a diagnostic product manufacturer.

     MR. JAMES P. MARCELLA has served as Vice President, Operations since March 1994. Prior to then Mr. Marcella held various managerial positions in manufacturing and operations with the Company since December 1991. From April 1990 to December 1991 he served as Chief Executive Officer of Betagen Corporation, a biotechnology company.

     WILLIAM E. MURRAY, J.D., has served as Vice President and Secretary of the Company since March 1994 and Assistant Secretary of the Company from September 1992 to March 1994, while employed by Amoco. In January 1996, Mr. Murray joined the Company as an executive officer, assuming the additional role of General Counsel. Mr. Murray served from 1983 through 1995 in Amoco's Law department in both attorney and patent attorney positions.

     STEVEN A. SEELIG, M.D., PH.D., has served as Vice President, Research and Development and Chief Medical Officer since February 1996. He has held various research management positions with the Company and its predecessors since May 1989. Dr. Seelig was Associate Professor and Director of pediatric endocrinology and metabolism at the University of Minnesota from 1985 to 1989.

SCIENTIFIC ADVISORY BOARD

     The following individuals comprise Vysis' Scientific Advisory Board, which plays an active role in guiding Vysis' research and development activities.

     KURT HIRSCHHORN, M.D., is Professor of Pediatrics, Human Genetics and Medicine, Mount Sinai School of Medicine, New York, New York. Dr. Hirschhorn is a founding member of the American College of Medical Genetics; serves on the Editorial Board or Committee of eight scientific journals; and has worked on IN SITU hybridization since the early 1970's.

     ROBERT B. JENKINS, M.D., PH.D., is Associate Professor of Laboratory Medicine, and co-Director of the clinical Cytogenetics and clinical Molecular Genetic Laboratories at the Mayo Clinic, Rochester, Minnesota. Dr. Jenkins is the Associate Director of the Mayo Clinic's Cytogenetics Laboratory and has on-going research programs into the molecular pathology of prostate, breast and ovarian cancers and gliomas. Dr. Jenkins has published 43 scientific articles on the use of FISH to assess cancer pathology.

     FRED R. KRAMER, PH.D., is Chairman, Department of Molecular Genetics, Public Health Research Institute, New York, New York. Dr. Kramer is the co-author of over 30 scientific articles; is the inventor or co-inventor on fundamental patents covering QBR based diagnostic assays, which are exclusively licensed to the Company; and has led active research on QBR assays since 1985.

     DAVID H. LEDBETTER, PH.D., is Professor of Genetics and Director of the Center for Medical Genetics, University of Chicago, Chicago, Illinois. He served as Chief, Diagnostic Development Branch of the National Center for Human Genome Research at the National Institutes of Health from 1993 to May 1996, is a Founding Fellow of the American College of Medical Genetics, is on the Editorial Board of HUMAN MOLECULAR GENETICS and is also the Chairman of the Company's Scientific Advisory Board.

     KENNETH L. MELMON, M.D., is Professor of Medicine and Molecular Pharmacology, Stanford University School of Medicine, Department of Medicine and Clinical Pharmacology, Stanford, California. Dr. Melmon was the Arthur L. Bloomfield Professor of Medicine at Stanford University School of Medicine from 1978-1988; was the Chairman from 1978 to 1984 and Associate Chairman from 1989 to 1993 of the Department of Medicine at Stanford University School of Medicine; is the Associate Dean for Postgraduate Medical Education; and serves as an Editorial Board member or consultant for six scientific journals.

     DAVID H. PERSING, M.D., PH.D., is Associate Professor, Department of Laboratory Medicine and Pathology and Department of Clinical Microbiology, Mayo Clinic, Rochester, Minnesota. Dr. Persing leads active research into infectious disease diagnosis by nucleic acid detection; is the inventor of two pending U.S. patent applications on detection of particular pathogens by nucleic acid amplification assays; and serves as a regular reviewer for the NEW ENGLAND JOURNAL OF MEDICINE.

     DAN PINKEL, PH.D., is Professor, Department of Laboratory Medicine, UCSF Cancer Center, University of California, San Francisco. Dr. Pinkel is the author or co-author of over 50 publications on the uses of FISH; is the co-inventor of U.S. patents on FISH probes for specific chromosomal locations and CGH; and leads active research on gCGH assays.

     HANS J. TANKE, PH.D., is Chairman, Department of Cytochemistry and Cytometry, Sylvius Laboratory, Leiden University, Leiden, The Netherlands. Dr. Tanke is the author or co-author of over 130 publications in the fields of cytology and molecular biology; is a member of the Editorial Board of CYTOMETRY, ANALYTICAL CELLULAR PATHOLOGY AND BIOIMAGING; is the Chairman of the EC Network "FISH and Image Analysis"; and leads active research programs on detection of IN SITU hybridization results.

     STEPHEN T. WARREN, PH.D., is Investigator, Howard Hughes Medical Institute, the William Patterson Timmie Professor of Human Genetics, and Professor of Biochemistry and of Pediatrics at Emory University School of Medicine, Atlanta, Georgia. Dr. Warren is a Founding Fellow of the American College of Medical Genetics and is board certified in clinical cytogenetics and clinical molecular genetics; is on the Editorial Boards of the AMERICAN JOURNAL OF MEDICAL GENETICS, GENOMICS, MAMMALIAN GENOME, BIOCHEMICAL AND MOLECULAR MEDICINE, and HUMAN MOLECULAR GENETICS; and leads active research into the molecular basis of X chromosome-linked diseases and trinucleotide repeat expansion disorders.

ITEM 2.  PROPERTIES

FACILITIES

     The Company's executive offices, research and development activities, manufacturing operations and administrative support are located in Downers Grove, Illinois. This 56,551 square foot facility is leased pursuant to a lease that expires on November 30, 2004. Capacity exists at such location to expand production to accommodate future growth.

     The Company also leases 3,300 square feet of space in Stuttgart, Germany under a lease that expires in October 2000. The Company has leased 3,014 square feet near Paris, France under a lease that expires in May 2005. The Company's food testing business leases 10,237 square feet in Hopkinton, Massachusetts under a lease that expires in January 1999.

ITEM 3.  LEGAL PROCEEDINGS

     (1) The Regents of the University of California (the "Regents") and the Company as exclusive licensee, are plaintiffs in a patent infringement suit filed September 5, 1995, against Oncor. The suit was filed in the United States District Court in San Francisco, California and asserts that Oncor's marketing of various DNA probe products infringes the Regents' U.S. Patent No. 5,447,841. The Company and the Regents share equally the legal costs of this suit. Oncor's answer to the complaint asserts that the patent is invalid based on prior art and the failure to disclose the best mode of practicing the invention and that it is unenforceable due to inequitable conduct which occurred during prosecution of the patent. On August 19, 1997, the court issued an order which (i) granted the Regents' and Vysis' motion for claim construction and denied Oncor's competing motion for claim construction, (ii) granted the Regents' and Vysis' motion for summary judgment that the claims were novel and denied Oncor's motion for summary judgment that the claims were invalid as anticipated, (iii) granted the Regents' and Vysis' motion for summary judgment that the claims were unobvious and denied Oncor's motion for summary judgment that the claims were invalid as obvious, (iv) granted in part and denied in part the Regents' and Vysis' motion for summary judgment that Oncor's use and marketing of its challenged FISH probes infringed the claims and denied Oncor's motion for summary judgment that none of its FISH probes infringed, (v) granted in part and denied in part the Regents' and Vysis' motion for summary judgment regarding the best mode of practicing the invention, (vi) denied Oncor's motion for summary judgment that the claims were unenforceable because of material misrepresentations made to the U.S. Patent & Trademark Office by the Regents during prosecution of the patent, and (vii) struck Oncor's motion for summary judgment that the claims were unenforceable because the Regents failed to submit material prior art to the U.S. Patent & Trademark Office. Oncor resubmitted its motion requesting summary judgment that the patent was unenforceable because of the failure to submit material prior art to the U.S. Patent & Trademark Office, but the court denied this motion in an order dated December 22, 1997. On February 3, 1998, Oncor in a letter to the court advised that it would not contest at trial the issues of whether its accused probes contained repetitive DNA sequences and whether their use on metaphase spreads infringed. On March
20, 1998, the Company filed a motion requesting the court to (i) establish that the use of Oncor's INFORM Her2/neu product infringes the "841 patent, or in the alternative, bar Oncor from introducing evidence at trial that the INFORM Her2/neu product does not infringe the patent; (ii) allow the Company to introduce evidence at trial of Oncor's abuse of discovery, by the failure to furnish to the Company relevant documents during discovery, and the submission of false statements to the court; and (iii) order Oncor to pay the Company's attorneys' fees of approximately $42,500, which were incurred due to the discovery abuse. Oncor has not yet replied to this motion. The trial of the remaining issues is scheduled to begin April 20, 1998. The Company and Oncor are engaged in discussions regarding a possible settlement of the litigation. If Oncor were to succeed in invalidating the patent or having it declared unenforceable, this may have a material adverse effect on the Company's market position and future business prospects.

     (2) The Company and Amoco are defendants in a suit pending in the United States District Court in San Diego, California brought by Gen-Probe, Inc. ("Gen-Probe") in June 1995. The suit alleges infringement of U.S. Patent Nos. 4,851,330 and 5,288,611 (the "Kohne Patents"). The Kohne Patents are alleged to apply generally to the detection, identification and quantification of non-viral organisms using DNA probes selected to target sequences of ribosomal RNA. The allegedly infringing activities are the manufacture, use and sale of reagents and kits for detecting certain food pathogens currently used in the Company's food testing business. The suit also alleges various claims that the Company competed unfairly with Gen-Probe. This suit has been stayed pending the outcome of a separate suit brought in California Superior Court in San Diego, California against Gen-Probe by the Center for Neurologic Study ("CNS") challenging Gen-Probe's claim to sole ownership of the Kohne Patents. CNS asserts that the invention of the Kohne Patents were made by David Kohne while he was affiliated with CNS and supported by a grant from the National Institutes of Health naming CNS as the grantee institution. CNS seeks damages and title in the Kohne Patents. Pursuant to separate agreements between Amoco and CNS, which has been assigned to the Company by Amoco, the Company reimburses CNS for legal costs incurred in the suits. In return, the Company receives contingent rights to acquire an exclusive license with the right to grant sub-licenses under such rights as CNS may obtain in the Kohne Patents. Further, the Company has contractually agreed with CNS to grant sub-licenses at commercially fair and reasonable terms under the Kohne Patents should it acquire the exclusive license. CNS' suit against Gen-Probe was bifurcated into two phases. The first phase would be tried by a jury in December 1997 and would decide whether certain claims were barred as untimely. If the claims were not found to be untimely, the second phase would be tried separately in March 1998 and would decide the remaining issues raised by CNS. On December 16, 1997, upon completion of the first phase of the trial, the jury determined that the claims before it were barred as untimely. As of March 24, 1998, the court has not yet entered the jury verdict as a final judgment of the court. The Company understands that CNS and Gen-Probe are also disputing whether the jury verdict applied to all of CNS' claims. The court held a hearing on this issue in late February 1998, but as of March 24, 1998 has not decided this dispute. There can be no assurance that the Company will obtain rights under the Kohne Patents.

     Counterpart applications to the Kohne Patents were filed in Europe, Japan and elsewhere. Patents were granted and the Company has opposed these patents in Europe and Japan. In Europe the opposition has resulted in the withdrawal of the patent. However, the opposition proceeding is not yet complete and the withdrawal may be appealed. In Japan, the Company's opposition has been rejected and the patent maintained. There can be no assurance that Gen-Probe will not assert additional counts of infringement based on any additional patents issued from the applications underlying the Kohne Patents or will not assert additional causes of action against the Company. Although the Company believes that it has meritorious defenses to the suit by Gen-Probe against the Company, there can be no assurance that the Company will ultimately prevail. An adverse determination could include an award of treble damages and/or attorneys' fees, which could have a material adverse effect on the financial condition and results of operations of the Company. Furthermore, an adverse determination in such suit may limit future business opportunities that the Company might otherwise be able to exploit in the area of bacterial infectious disease detection.

     The Company and Amoco have entered into a Cooperation Agreement relating to the establishment of the Company as a stand-alone entity. The Cooperation Agreement provides that Amoco and the Company will cooperate in the defense of the suit brought by Gen-Probe and includes an allocation of any liability arising from the Gen-Probe suit or the suit brought by CNS. Under this allocation, Amoco has agreed to indemnify the Company against any loss or damage based upon Gen-Probe's allegations of unfair competition and related claims in the suit. The Company has agreed to indemnify Amoco against any loss or damage based upon the patent infringement count in the suit or any other cause of action not yet asserted by Gen-Probe. Under this indemnity the Company will also be responsible for the attorney's fees and costs associated with the defense of the patent infringement count. There can be no assurance that the indemnity of the Company by Amoco will prevent an adverse determination from having a material adverse impact upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In November 1997, Amoco, at the time the owner of approximately 99 percent of the Company's outstanding Common Stock and all of its outstanding preferred stock, approved by written consent (i) a reverse stock split of
1.37 shares of Common Stock into 1 share of Common Stock, which was effected thereafter on November 20, 1997, and (ii) an increase in the authorized share capital of the Company to 35 million shares of Common Stock and 10 million shares of preferred stock.

                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System, ticker symbol VYSI. Trading in the Company's Common Stock commenced on February 5, 1998.

     As of March 23, 1998, there were 9,676,258 shares of Common Stock outstanding held by approximately 14 shareholders of record.

     The Company has never paid a dividend on its Common Stock. The Company currently intends to retain its earnings to finance future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other facts as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends.

     On February 28, 1997, the Company granted an option to purchase 1,095 shares of Common Stock at $2.74 per share to each of the following members of the Company's Scientific Advisory Board: Kurt Hirschhorn, M.D., Fred R. Kramer, Ph.D., David H. Ledbetter, Ph.D., Kenneth L. Melmon, M.D., Dan Pinkel, Ph.D., Hans J. Tanke, Ph.D., and Stephen T. Warren, Ph.D. Each option was granted in reliance upon Rule 701 under the Securities Act of 1933, as amended, (the "Securities Act") as consideration for bona fide advisory services provided by each such individual.

     On September 17, 1997, the Company issued 553,126 shares of Series B Preferred Stock to ATC, the Company's principal stockholder, in reliance upon the exemption contained in Section 4(2) of the Securities Act. The shares of Series B Preferred Stock were issued in settlement of a $5,106,000 intercompany balance between the Company and ATC.

     On September 30, 1997, the Company issued an aggregate of 13,576 shares of Common Stock to five individuals upon exercise of employee stock options held by them, in reliance upon Rule 701 under the Securities Act. The aggregate exercise price of such options was $7,195.

     On October 15, 1997, the Company agreed to issue, upon the closing of the transaction which is expected to occur in June 1998, an aggregate of 80,291 shares of Common Stock to Aprogenex, Inc., a corporation engaged in the development of diagnostic test systems, as partial consideration for certain patents and other intellectual property rights of such corporation. The shares are to be issued in reliance upon the exemption contained in
Section 4(2) of the Securities Act.

     The Company's Form S-1 Registration Statement (File No. 333-38109) which registered the Common Stock sold in the Company's IPO was declared effective on February 4, 1998. A total of 4,025,000 shares of Common Stock were registered on that Registration Statement, representing a proposed maximum aggregate offering price of $60,375,000. The offering commenced on the effective date of the Registration Statement and the purchase of shares of Common Stock in the offering closed on February 10, 1998. A total of three million shares of Common Stock were sold in the offering for an aggregate offering price of $36,000,000. The managing underwriters for the offering were Furman Selz LLC, Deutsche Morgan Grenfell Inc. and EVEREN Securities, Inc. The Company incurred an aggregate of approximately $3.7 million of expenses in connection with the offering, consisting of $2.5 million of underwriting discounts and commissions and approximately $1.2 million of other expenses. None of such expenses represented direct or indirect payments to (i) directors or officers of the Company or their associates,
(ii) persons owing 10 percent or more of any class of equity securities of the Company or (iii) affiliates of the Company. Information regarding the application of the net offering proceeds of $32.3 million will be included in subsequent periodic filings of the Company filed pursuant to sections 13(a) and 15(d) of the Securities Exchange Act of 1934 commencing with the first filing for a reporting period ending after the effective date of the Registration Statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

     The statement of operations data presented below for the years ended December 31, 1994, 1995, 1996 and 1997, and the balance sheet data presented below at December 31, 1995, 1996 and 1997 have been derived from the financial statements of the Company, which have been audited by Price Waterhouse LLP, independent accountants. The statement of operations data for the year ended December 31, 1993, the balance sheet data at December 31, 1993 and 1994, are unaudited but have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation thereof. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                            YEAR ENDED DECEMBER 31,
                                ------------------------------------------------
                                  1997      1996      1995      1994      1993
                                --------  --------  --------  --------  --------
                                      (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues................  $ 18,233  $ 13,238  $  7,217  $  5,403  $  3,580
Cost of goods sold............     7,287     5,529     4,022     3,486     2,831
                                --------  --------  --------  --------  --------
Gross profit..................    10,946     7,709     3,195     1,917       749
Research and development......    10,136     9,456     8,871    11,639    10,550
Selling, general and
  administrative..............    17,050    16,286    12,025     8,937     4,541
                                --------  --------  --------  --------  --------
Loss from operations..........   (16,240)  (18,033)  (17,701)  (18,659)  (14,342)
Interest expense, net.........       636      (148)       --        --        --
                                --------  --------  --------  --------  --------
Net loss......................  $(16,876) $(18,181) $(17,701) $(18,659) $(14,342)
                                --------  --------  --------  --------  --------
                                --------  --------  --------  --------  --------
Net loss per basic and
   diluted common share(1)....   $(15.89)  $(17.18)  $(16.72)  $(17.64)  $(13.56)
                                --------  --------  --------  --------  --------
                                --------  --------  --------  --------  --------
Shares used in computing net
  loss per basic and
  diluted share (1)...........     1,062     1,058     1,058     1,058     1,058


                                                 DECEMBER 31,
                                ------------------------------------------------
                                  1997      1996      1995      1994      1993
                                --------  --------  --------  --------  --------
                                                (in thousands)
BALANCE SHEET DATA:
Cash..........................  $    669  $     48  $    247  $     10  $     --
Working capital (deficit).....    (9,138)   (6,622)   (2,625)      758     1,045
Total assets..................    16,940    15,115    19,167    17,574    12,718
Notes payable--Amoco..........     9,202     5,106        --        --        --

___________

(1) See "Recent Accounting Pronouncements" Section for information concerning the number of shares used in computing net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Vysis is a leading Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. Vysis currently markets five FDA cleared clinical products in addition to distributing over 240 research products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 41 countries. It also markets proprietary genetic imaging workstations for clinical and research use, with an installed base of over 440 proprietary genetic workstations in 20 countries. The Company also develops, manufactures and commercializes products used by food processors and quality control laboratories for the detection and identification of food-borne pathogens. See Note 10 of Notes to Consolidated Financial Statements for financial information of the Company by geographic area.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     Total revenues increased to $18.2 million for the twelve months ended December 31, 1997 from $13.2 million for the twelve months ended December 31, 1996, an increase of $5.0 million or 38 percent. Product sales accounted for all of this increase, primarily as a result of increased product shipments in the United States and the incorporation of twelve full months of operations in France and the United Kingdom. Grant and other revenue in 1997 of $2.2 million included $1.4 million earned under two United States Department of Commerce research grants awarded to Vysis in 1995. Both grants are administered through the Advanced Technology Program of the National Institute of Standards and Technology. Grant and other revenue in 1997 also included revenue of $600,000 from Fujisawa Pharmaceutical Co., Ltd. ("Fujisawa") pursuant to a distribution agreement signed in July 1995. Grant and other revenue for the twelve months ended December 31, 1996 of $2.2 million consisted primarily of $2.1 million earned under the Company's two above mentioned research grants and the Fujisawa agreement.

     Cost of goods sold increased to $7.3 million for the twelve months ended December 31, 1997 from $5.5 million for the twelve months ended December 31, 1996. The increase in cost of goods sold resulted from an increase in the volume of product sold. As a percentage of total revenues, gross profit increased from 58.2 percent for the twelve months ended December 31, 1996 to
60.0 percent for the twelve months ended December 31, 1997, primarily as a result of a change in product sales mix toward higher margin products.

     Research and development expense increased to $10.1 million for the twelve months ended December 31, 1997 from $9.5 million for the twelve months ended December 31, 1996. The $0.6 million increase is primarily due to additional contract research with a collaborative partner.

     Selling, general and administrative expense increased to $17.1 million for the twelve months ended December 31, 1997 from $16.3 million for the twelve months ended December 31, 1996. This increase was due to an increase in selling expense of $2.1 million primarily due to the hiring of additional sales and marketing personnel and other expenses incurred in line with the overall expansion of operations, partially offset by reduced general and administrative expenses of $1.3 million.

     The Company sold two buildings in Framingham, Massachusetts in January 1996 for $6.7 million in cash. The Company earned interest income from Amoco of $107,000 during the twelve months ended December 31, 1996 as a result of Amoco's investment of the Company's real estate sale proceeds. The Company incurred interest expense of $636,000 during the twelve months ended December 31, 1997 and $255,000 during the twelve months ended December 31, 1996 related to the note payable to Amoco.

TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995

     Total revenues increased to $13.2 million for the twelve months ended December 31, 1996 from $7.2 million for the twelve months ended December 31, 1995, an increase of $6.0 million or 83 percent. Product sales, primarily DNA probe products and genetic imaging workstations, increased by $4.7 million primarily as a result of increased product shipments in the United States and Germany and the incorporation of approximately nine months of operations in France and the United Kingdom. Grant and other revenue in 1996 of $2.2 million consisted primarily of $1.4 million earned in connection with the two United States Department of Commerce grants and approximately $600,000 recognized pursuant to the Fujisawa agreement. Grant and other revenue in 1995 of $900,000 included $559,000 earned in connection with the two United States Department of Commerce grants and approximately $300,000 recognized pursuant to the Fujisawa agreement.

     Cost of goods sold increased to $5.5 million for the twelve months ended December 31, 1996 from $4.0 million for the twelve months ended December 31, 1995. The increase in cost of goods sold resulted from an increase in the volume of product sold. As a percentage of total revenues, gross profit increased from 44.3 percent during 1995 to 58.2 percent for 1996, primarily as a result of an increase in grant and other revenue and as a result of a change in product sales mix toward higher margin products.

     Research and development expense increased to $9.5 million for the twelve months ended December 31, 1996 from $8.9 million for the twelve months ended December 31, 1995. The hiring of additional scientists in 1996 to support development of the Company's three technology platforms and DNA probe products accounted for a majority of the $600,000 increase.

     Selling, general and administrative expense increased to $16.3 million for the twelve months ended December 31, 1996 from $12.0 million for the twelve months ended December 31, 1995. This increase was due to incremental general and administrative expenses of $2.2 million primarily attributable to the hiring of additional administrative personnel and other expenses incurred to support the Company's growth and incremental selling expense of $2.1 million primarily due to the hiring of additional sales and marketing personnel and other expenses incurred in line with the overall expansion of operations.

     Interest income in 1996 totaled $107,000 from Amoco based on the proceeds from the sale of two facilities in Framingham, Massachusetts. Interest expense in 1996 of $255,000 related to the note payable to Amoco.

INCOME TAXES

     During the years ended December 31, 1997, 1996 and 1995, the Company's results of operations were included in the consolidated income tax returns of Amoco. Accordingly, the Company's domestic net operating losses have been utilized by Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income.

     A full valuation allowance has been provided for all deferred tax assets (net of liabilities) at December 31, 1997, as management does not consider realization of such amounts more likely than not. On an unaudited pro forma separate income tax return basis, assuming the Company was not included in the consolidated income tax returns of Amoco, no tax provision or benefit would have been recorded in the consolidated financial statements due to the ongoing losses of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through capital contributions and loans from Amoco. Capital contributions totaled $2.3 million and $15.4 million for the years ended December 31, 1996 and 1995, respectively. Loans from Amoco totaled $16.7 million and $10.1 million during the years ended December 31, 1997 and 1996, respectively. The amounts due to Amoco under these loans were reduced by $7.5 million and $5.0 million, respectively, for the tax benefits recorded by Amoco resulting from the inclusion of the Company's domestic net operating losses in Amoco's consolidated income tax returns. Additional working capital was provided as a result of the Company having sold, in January 1996, its two facilities in Framingham, Massachusetts. Net sale proceeds totaled $6.7 million and were sufficient to fund the Company's operations for the first five months of 1996. The net amount due under the note payable to Amoco of $5.1 million at December 31, 1996 was converted into 553,126 shares of Series B Preferred Stock during September 1997. Amounts received under research grants and a distribution agreement have provided cumulative funding of approximately $4.9 million through December 31, 1997.

     Net cash used in operating activities was $15.2 million, $17.4 million and $11.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash used in operating activities relates primarily to ongoing operating losses associated with research and development of the Company's products and the development of a sales and administrative infrastructure to support the Company's business plan.

     Net cash used in investing activities was $0.8 million and $3.4 million for the years ended December 31, 1997 and 1995, respectively, primarily relating to the purchase of property and equipment and the increase in other assets. Net cash provided by investing activities was $4.7 million for the year ended December 31, 1996, primarily resulting from the sales of two properties in Framingham, Massachusetts. The Company does not have any current material commitments for capital expenditures.

     Net cash provided by financing activities was $16.7 million, $12.4 million and $14.9 million for the years ended December 31, 1997, 1996 and 1995, respectively, resulting from loans and capital contributions received from Amoco.

     The Company has entered into various license agreements pursuant to which it has been granted use of certain patented technologies. The agreements require the Company to pay royalties ranging from 0.5 percent to
8.0 percent on net sales of specified products, with certain minimum royalties due each year. As additional consideration for certain of the licenses, the Company is obligated to fund certain research of the licensors. Future minimum amounts due under all such agreements range from $300,000 to $1.8 million per year for 1998 through 2002. See Note 7 of Notes to Consolidated Financial Statements.

     At December 31, 1997, the Company had cash of $669,000 and an accumulated deficit of $31.9 million (post-recapitalization). The Company has experienced negative cash flows from operations for the three years ended December 31, 1997. On February 10, 1998, the Company completed an initial public offering and issued 3 million shares of Common Stock resulting in net cash proceeds of approximately $32.3 million. From this amount, the Company repaid $2.0 million of the remaining note payable to Amoco.

     The Company believes that the net proceeds from the IPO, and the interest to be earned thereon, will be sufficient to fund the Company's operations well into 1999. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's requirements for additional capital will depend on many factors, including payments received under existing and potential collaborative agreements; the availability of government research grant payments; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, sales and marketing capabilities. To the extent capital resources, including payments from existing and possible future collaborative agreements and grants, together with the net proceeds of the IPO are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative agreements on unattractive terms. The Company's inability to raise capital as and when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1997, the Company adopted SFAS No. 128, "Earnings per Share," which requires presentation of both basic and diluted earnings per share. Loss per share data presented in 1993 through 1996 assumes that the shares issued in connection with the 1996 recapitalization (see Note 8 of Notes to Consolidated Financial Statements for further discussion) were outstanding throughout the entire period 1993 through 1996.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. SFAS No. 131 will be effective for the Company in 1998. The Company is currently evaluating the impact, if any, this statement will have on disclosures in the consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS

     The financial statements of the Company on pages 40 to 43 of this Form 10-K are indexed herein under Item 14(a) (1). See also the financial statement schedules appearing herein, as indexed under Item 14(a) (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's Executive Officers is included in Part I under the caption "Executive Officers." Listed below are the Company's Directors and their ages as of January 1, 1998.

NAME                                      AGE    POSITION
----                                      ---    --------
Robert C. Carr . . . . . . . . . . . .    57     Chairman of the Board of Directors
William M. Bartlett. . . . . . . . . .    65     Director
John L. Bishop . . . . . . . . . . . .    53     President, Chief Executive Officer and Director
Kenneth L. Melmon. . . . . . . . . . .    63     Director
Walter R. Quanstrom. . . . . . . . . .    55     Director
Frank J. Sroka . . . . . . . . . . . .    49     Director
Richard C. Williams. . . . . . . . . .    54     Director

     All Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.

     MR. ROBERT C. CARR was appointed to the Board of Directors of the Company in October 1993 and was elected Chairman of the Company's Board of Directors in February 1997. Mr. Carr has served as President of ATC since October 1993. Mr. Carr joined Amoco in 1990 and has held various positions with Amoco, including Vice President of Chemicals Development and Diversification, Vice President and Treasurer, Vice President of Planning and Administration, and Vice President and Controller. He has served as Vice President Corporate Planning since May 1997.

     MR. WILLIAM M. BARTLETT has been a Director since September 1997. For more than the last five years, Mr. Bartlett has served as a consultant to various companies in the healthcare industry. Mr. Bartlett is a director of Medco Research, Inc., an adenosine technology and cardiovascular development company. Mr. Bartlett has a significant amount of experience in the health care industry, having been Chief Executive Officer-Medical Products Group and Corporate Vice President for G.D. Searle & Co., a manufacturer and distributor of hospital equipment and diagnostic equipment from 1978 to 1982. He was also President, Atlantic International Division of American Hospital Supply Company from 1975 to 1978 and of the V. Mueller Surgical Instrument Division from 1971 to 1975.

     KENNETH L. MELMON, M.D., has been a Director since September 1997. Dr. Melmon has been a Scientific Advisory Board member of the Company since August 1994. He is also a director of Epoch, Inc. a biotechnology corporation. Since July 1994 he has been Associate Dean, Postgraduate Medical Education at Stanford University School of Medicine. Dr. Melmon was Associate Chairman, Department of Medicine at the Stanford University School of Medicine from July 1989 to July 1993 and was Chairman, Stanford University Hospital Technology Transfer Program from July 1988 to July 1993. He was Chairman, Department of Medicine at the Stanford University School of Medicine from 1978 to 1984 and has been Professor of Medicine and Molecular Pharmacology since 1978.

     WALTER R. QUANSTROM, PH.D., has been a Director since September 1997. Dr. Quanstrom is presently Vice President of Environment, Health and Safety and has held such position with Amoco since 1987.

     MR. FRANK J. SROKA, J.D., was appointed to the Board of Directors of the Company in September 1993. Mr. Sroka has served as General Attorney for Amoco with responsibility for the legal matters of ATC and its subsidiaries since September 1993. Prior to such position, Mr. Sroka held positions in the Research, Patents & Licensing and Law departments of Amoco since 1970.

     MR. RICHARD C. WILLIAMS has been a Director since September 1997. Mr. Williams has served as President of Connor-Thoele Limited, a consulting and financial advisory firm which serves the healthcare and pharmaceuticals industry since March 1989. Mr. Williams has served as Chairman of the Board of Directors since October 1992 and as a director of Medco Research, Inc. since January 1991, as a director of Centaur, Inc., a private equine diagnostic company, since January 1991 and as a director of Immunomedics, Inc., a biopharmaceutical research company, since March 1993. Prior to these positions Mr. Williams has gained extensive experience in the healthcare industry, most notably as Vice President and Chief Financial Officer of Erbamont, N.V., a pharmaceutical company, and at Abbott Laboratories and American Hospital Supply Company where he held a variety of financial management positions.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the amounts paid by the Company during the fiscal year indicated to (i) the Company's Chief Executive Officer (the "CEO") and (ii) the four other most highly compensated executive officers (the "Named Executive Officers") whose compensation exceeded $100,000 for services rendered to the Company.

NAMES AND PRINCIPAL                                     STOCK         ALL OTHER
POSITION                     YEAR   SALARY    BONUS   OPTIONS #    COMPENSATION(1)
---------------------------  ----  --------  -------  ---------   -----------------
John L. Bishop.............  1997  $224,035  $25,000        --         $ 4,750
President and                1996  210,000   36,500    131,387          18,946
Chief Executive Officer
George R. Kennedy..........  1997  153,877       --      7,300           3,468
Senior Vice President        1996  123,258       --     36,497          36,480
Sales and Marketing
Steven A. Seelig...........  1997  138,910       --         --           2,240
Vice President               1996  130,200       --     65,694           4,007
Research and Development
  and Chief Medical Officer
James P. Marcella..........  1997  129,385       --         --           3,882
Vice President               1996  125,000   15,000     32,847           3,822
Operations
Russel K. Enns.............  1997  116,654       --     10,949          74,219
Vice President               1996  110,000       --     21,898             635
Regulatory Affairs

___________

(1) Amounts represent the Company's 401(k) contributions made on behalf of each of the named individuals and the reimbursement of 1996 relocation expenses in the amounts of $14,446 for Mr. Bishop and $34,305 for Mr. Kennedy and 1997 relocation expenses in the amount of $74,219 for Dr. Enns.

DIRECTOR COMPENSATION

     Messrs. Bartlett, Melmon and Williams each receive a fee of $2,000 per month and $2,000 per board meeting attended. None of the remaining directors receive any compensation for serving on the Board of Directors.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table summarizes options to purchase shares of the Company's Common Stock granted during the fiscal year ended December 31, 1997 to the Company's CEO and the Named Executive Officers. The amounts shown as potential realizable values on the options identified in the table are based on assumed annualized rates of appreciation in the price of the Common Stock of five percent and ten percent over the term of the options, as set forth in the rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises depend on the future performance of the Common Stock. There can be no assurance that the potential realizable values reflected in this table will be achieved.

                                                                        POTENTIAL REALIZED VALUE
                                      % OF TOTAL                            AT ASSUMED ANNUAL
                         NUMBER OF     OPTIONS                            RATES OF STOCK PRICE
                          SHARES      GRANTED TO                         APPRECIATION FOR OPTION
                        UNDERLYING    EMPLOYEES                                    TERM
                         OPTIONS      IN FISCAL   EXERCISE  EXPIRATION  -------------------------
NAME                     GRANTED        YEAR       PRICE      DATE          5%             10%
----                    ----------    ----------  --------  ----------     ----           -----
George R. Kennedy. .     7,300          4.5%        $6.85   8/29/07       $31,448      $ 79,695
Russel K. Enns . . .    10,949          2.5          6.85   8/29/07        47,168       119,532

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth for the Company's CEO and the Named Executive Officers aggregated information concerning each exercise of stock options during the fiscal year ended December 31, 1997, and the fiscal year-end value of unexercised options.

                                                    NUMBER OF         VALUE OF UNEXERCISED
                                                   UNEXERCISED        IN-THE-MONEY OPTIONS
                                                 OPTIONS AT FISCAL     AT FISCAL YEAR-END
                            SHARES                  YEAR-END (#)             ($)(1)
                           ACQUIRED    VALUE     -----------------    --------------------
                         ON EXERCISE  REALIZED     EXERCISABLE/           EXERCISABLE/
NAME                         (#)        ($)       UNEXERCISABLE           UNEXERCISABLE
----                        ----       ----       -------------           -------------
John L. Bishop . . . .       --         --         71,181/60,206        $887,627/750,769
Steven A. Seelig . . .       --         --         35,591/30,103         443,820/375,384
James P. Marcella. . .       --         --         17,796/15,051         221,916/187,686
George R. Kennedy. . .       --         --         15,970/27,827         199,146/300,867
Russel K. Enns . . . .       --         --         11,864/20,983         147,944/192,460

___________
(1) Based on a December 31, 1997 estimate of fair market value of $13.00 per share.

CONSULTING AGREEMENTS

     Prior to their appointment to the Board of Directors in September 1997, each of Messrs. Bartlett, Melmon and Williams was a party to an advisory board consulting agreement with the Company pursuant to which each of such individuals provided consulting services to the Company through service on the Company's advisory board. Such advisory board had been maintained since August 1994 for the purpose of rendering informal advice to the Company regarding medical and technology issues as well as business, operational and financial matters. Under such consulting agreements, these individuals were paid in cash the following amounts in 1997: Mr. Bartlett, $53,253; Dr. Melmon, $45,625; and Mr. Williams, $59,575. (In the case of Mr. Williams, the amounts shown include amounts paid to Conner-Thoele Limited, an advisory firm of which Mr. Williams is president). Such consulting agreements have been terminated.

     In addition, as consideration for rendering services relating to attendance at meetings of the Board of Directors, the Company granted during 1997 to each of Messrs. Bartlett, Melmon and Williams, options to purchase an aggregate of 25,549 shares of Common Stock at an exercise price of $2.74 per share as follows: Mr. Bartlett, 7,300 shares; Dr. Melmon, 10,949 shares; and Mr. Williams, 7,300 shares. Dr. Melmon also was granted an option to purchase 1,095 shares of Common Stock in 1997, with an exercise price of $2.74 per share as consideration for rendering consulting services as a member of the Company's Scientific Advisory Board.

COMPENSATION COMMITTEE

     Compensation information with respect to the Company's CEO and the Named Executive Officers for 1996 reflects compensation earned while the Company was an indirect, wholly owned subsidiary of Amoco. During 1996, the Company had no compensation committee. Executive compensation levels during 1996 were established by the Company's Board of Directors. Executive compensation levels for 1997 were also established by the Company's Board of Directors prior to the formation of the compensation committee in October 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF COMPANY COMMON STOCK

     The following table sets forth certain information regarding the beneficial ownership of Common Stock by each person known by the Company to be the beneficial owner of 5 percent or more of the outstanding Common Stock, by each of the Company's directors and the Named Executive Officers and by all directors and executive officers of the Company as a group, as of March 1, 1998. The beneficial ownership reflected in the following table is calculated in accordance with Section 13(d) of the Exchange Act. Unless otherwise indicated, ownership includes sole voting and investment power.

                                                 SHARES BENEFICIALLY
                                                      OWNED (1)
                                               -----------------------
                                                 NUMBER        PERCENT
                                               ------------    -------
Amoco Corporation . . . . . . . . . . . . . .  6,662,682(2)     68.9%
200 East Randolph Drive
Chicago, Illinois 60601
John L. Bishop. . . . . . . . . . . . . . . .     82,133         *
Russel K. Enns. . . . . . . . . . . . . . . .     13,689         *
George R. Kennedy . . . . . . . . . . . . . .     19,013         *
James P. Marcella . . . . . . . . . . . . . .     20,534         *
Steven A. Seelig. . . . . . . . . . . . . . .     41,067         *
William M. Bartlett . . . . . . . . . . . . .     11,789         *
Robert C. Carr. . . . . . . . . . . . . . . .         --         *
Kenneth L. Melmon . . . . . . . . . . . . . .     12,701         *
Walter R. Quanstrom . . . . . . . . . . . . .         --         *
Frank J. Sroka. . . . . . . . . . . . . . . .         --         *
Richard C. Williams . . . . . . . . . . . . .     16,789         *
Directors and Executive Officers as a Group
   (13 persons). . . . . . . . . . . . . . . .   276,842         2.8%

___________

*    Less than 1 percent

(1) The share amounts include those shares as to which the following persons had a right to acquire beneficial ownership by exercising stock options as of March 1, 1998, or within 60 days after that date; Mr. Bishop, 82,133 shares; Dr. Enns, 13,689 shares; Mr. Kennedy, 19,013 shares; Mr. Marcella, 20,534 shares; Dr. Seelig, 41,067 shares; Mr. Bartlett, 11,789 shares; Dr. Melmon, 12,701 shares; Mr. Williams, 11,789 shares; and all directors and executive officers as a group, 221,842 shares.

(2) All such shares of Common Stock are owned of record by ATC, a wholly owned subsidiary of Amoco.

OWNERSHIP OF PARENT STOCK

     The following table sets forth at January 1, 1998, the ownership of common stock, no par value per share, of Amoco Corporation by the Company's directors, the Named Executive Officers, and all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the shares beneficially owned by them. The directors and executive officers of Vysis own in the aggregate less than one percent of the common stock of Amoco Corporation.

                                                               TOTAL SHARES
NAME                                                        BENEFICIALLY OWNED(1)
----                                                        ---------------------
John L. Bishop . . . . . . . . . . . . . . . . . . . . . .            55
Russel K. Enns . . . . . . . . . . . . . . . . . . . . . .            --
George R. Kennedy. . . . . . . . . . . . . . . . . . . . .            --
James P. Marcella. . . . . . . . . . . . . . . . . . . . .            --
Steven A. Seelig . . . . . . . . . . . . . . . . . . . . .         3,646
William M. Bartlett. . . . . . . . . . . . . . . . . . . .            --
Robert C. Carr . . . . . . . . . . . . . . . . . . . . . .        62,243
Kenneth L. Melmon. . . . . . . . . . . . . . . . . . . . .            --
Walter R. Quanstrom(2) . . . . . . . . . . . . . . . . . .        72,071
Frank J. Sroka(3). . . . . . . . . . . . . . . . . . . . .        29,652
Richard C. Williams. . . . . . . . . . . . . . . . . . . .            --
Directors and Executive Officers as a Group
   (13 persons)(2)(3). . . . . . . . . . . . . . . . . . .       167,423

___________

(1) The share amounts include those shares as to which the following persons had a right to acquire beneficial ownership by exercising stock options as of January 1, 1998, or within 60 days after that date; Dr. Seelig, 800 shares; Mr. Carr, 59,500 shares; Dr. Quanstrom, 55,000 shares; Mr. Sroka, 19,800; and all directors and executive officers as a group, 135,100 shares. Also included are shares owned in the Amoco Performance Share Plan and those allocable to the Amoco Stock Fund accounts of participants in the Amoco Employee Savings Plan.

(2) Includes 500 shares as to which Dr. Quanstrom shares voting and dispositive authority.

(3) Includes 2,068 shares as to which Mr. Sroka shares voting and dispositive authority.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to the consummation of the Initial Public Offering (IPO), the Company operated as a subsidiary of Amoco. In connection therewith, the Company engaged in a variety of transactions with Amoco and may continue to do so on a more limited basis in the future.

     The Company has in the past received certain legal services (internal and external), research and development support, and administrative support from Amoco and has paid for such services and support on an actual usage or pro rata basis. The amount of these costs allocated to the Company aggregated $182,000, $304,000 and $3,058,000 in 1997, 1996 and 1995, respectively. In addition, the Company received funding requirements and assets from Amoco.

     The costs of these services, funding requirements and asset transfers were accounted for by Amoco as intercompany receivables from Vysis. These receivables were periodically converted into equity of Vysis. This investment by Amoco in the Company aggregated $2,315,000 and $15,384,000 in 1996 and 1995. Additionally in 1996, such amounts were also represented by a note payable to Amoco. At December 31, 1996, the balance of the note payable was $5,106,000. This note was subsequently converted into 553,126 shares of Series B Preferred Stock. The sharing of costs and funding continued during 1997 and the first quarter of 1998, with the aggregate amount of such costs and funding represented by a promissory note that accrued interest at 7.5 percent per annum. As of February 10, 1998, the balance of the note payable was approximately $10.1 million due from the Company to Amoco. Upon consummation of the IPO, $8.1 million of the principal of this note was converted into Common Stock of the Company and approximately $2.0 million of the principal and accrued interest was repaid with a portion of the proceeds of the IPO.

     The Company and Amoco have entered into a Cooperation Agreement, which sets out the terms on which Amoco and the Company will cooperate in handling various matters. These matters include (i) documentation of the assignment to the Company of certain intellectual property rights, (ii) the Gen-Probe litigation, (iii) retention by Amoco of certain liabilities relating to ATC's discontinued operations, and (iv) access to Amoco's and the Company's business records. See "Legal Proceedings."

     Prior to the completion of the IPO, the Company has been included in the consolidated or combined federal and state income tax returns of Amoco. For periods after the completion of the IPO, the Company will no longer be included in Amoco's federal consolidated returns, although it may continue to be included in one or more state or local combined returns. Pursuant to an Amended and Restated Tax Allocation Agreement, for periods during which the Company is included in Amoco's federal consolidated return, the Company generally receives no credit for tax benefits accruing during such periods to other members of the Amoco consolidated group as a result of any deductions or losses incurred by the Company; except that beginning in 1996, debt obligations of the Company owed to Amoco are to be reduced by approximately 35 percent of the Company's estimated income or loss for income tax purposes, resulting in an aggregate reduction of the Company's debt to Amoco with an offsetting increase to contributed capital of approximately $5.0 million for 1996 and $7.5 million for 1997. Subsequent to the completion of the IPO, the Company will no longer be included in the consolidated federal tax return of Amoco.

     Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in Amoco's unitary state tax returns as long as Amoco owns or controls 50 percent or more of the voting equity of the Company. Immediately subsequent to the IPO, Amoco owned approximately 69 percent of the voting equity. Under the Amended and Restated Tax Allocation Agreement, for tax periods subsequent to the IPO, the Company pays Amoco, or Amoco pays the Company, as the case may be, an amount determined on the basis of a comparison between the actual combined tax liability of Amoco and the liability that would have arisen had the Company been excluded from Amoco's unitary return. For tax periods prior to the IPO, the Company's state tax liability is determined by Amoco based upon their internal allocation methodology. The application of this methodology resulted in a charge to the Company of $53,000 for unitary state taxes in 1996. Such charge, if any, for state income taxes from the period January 1, 1997 through the effective date of the IPO will also be immaterial. In addition, in such unitary states the Company will not have the future benefit of tax loss carry-forwards that would have arisen but for the legal requirement that the Company be included in Amoco's unitary tax return.

     Immediately prior to the completion of the IPO, Vysis and Amoco entered into a registration rights agreement (the "Registration Agreement") pursuant to which Vysis granted Amoco registration rights under the Securities Act with respect to the shares of Common Stock owned by Amoco. Under the Registration Agreement, Amoco will have the right commencing on August 3, 1998 to demand that the Company register its shares under the Securities Act. However, Amoco has agreed with the underwriters of the Company's IPO that it will not sell any shares of Common Stock prior to February 4, 1999 without the prior written consent of Furman Selz LLC (other than the 675,000 shares issuable to Amoco upon consummation of the IPO, which may not be sold prior to August 3, 1998 without such consent). Under the Registration Agreement, Amoco may only sell securities under one effective demand registration per calendar year and the right may only be exercised with respect to specified minimum amounts of shares of Common Stock. The Company may postpone such a demand under certain circumstances. Amoco will have the right to include shares of Common Stock owned by it in any registration proposed by the Company under the Securities Act, subject to certain limitations.

     Three current directors of the Company (Messrs. Bartlett, Melmon and Williams) have provided consulting services to the Company from time to time. See "Executive Compensation--Consulting Agreements."


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     14(a)(1)  CONSOLIDATED FINANCIAL STATEMENTS

     Set forth below is a listing of the Consolidated Financial Statements of the Company with reference to the page numbers in this Form 10-K at which such Statements are disclosed.

                                                                 PAGE NUMBERS OF
                                                                 THIS FORM 10-K
                                                                 ---------------
Report of Management. . . . . . . . . . . . . . . . . . . . . .        38
Report of Independent Accountants . . . . . . . . . . . . . . .        39
Consolidated Balance Sheet--December 31, 1997 and 1996. . . . .        40
Consolidated Statement of Operations for the Years Ended
   December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . .        41
Consolidated Statement of Stockholders' Equity (Deficit) for
   the Years Ended December 31, 1997, 1996 and 1995 . . . . . .        42
Consolidated Statement of Cash Flows for the Years Ended
   December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . .        43
Notes to Consolidated Financial Statements. . . . . . . . . . .        44

     14(a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The documents and schedules listed below are filed as part of this report:

                                                                 PAGE NUMBER OF
                                                                 THIS FORM 10-K
                                                                 ---------------
Schedule II--Allowance for Doubtful Accounts . . . . . . . . .         55

     All other schedules have been omitted since they are not required, not applicable, or the information is included in the Consolidated Financial Statements or notes thereto.

     14(a)(3)  EXHIBITS

     The exhibits filed as part of this annual report are listed in the
Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Form 10-K in response to Item 14(c) of Form 10-K.

     14(b)  REPORTS ON FORM 8-K

     No Form 8-K reports were filed during the fourth quarter of 1997.

                             REPORT OF MANAGEMENT

     The accompanying consolidated financial statements and related information of Vysis, Inc. and subsidiaries (the "Company") have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts based on management's best estimates and judgments.

     Management is also responsible for maintaining a system of internal controls as a fundamental requirement for the operational and financial integrity of results. The Company has established and maintains a system of internal controls designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that its established policies and procedures are carefully followed. The Company's internal control system is based upon standard procedures, policies and guidelines and organizational structures that provide an appropriate division of responsibility and the careful selection and training of qualified personnel. On an ongoing basis, the system of internal controls is reviewed, evaluated and revised as necessary in light of the results of constant management oversight, independent audits, changes in Vysis' business and other conditions.

     The Company's accompanying consolidated financial statements have been audited by Price Waterhouse LLP, independent accountants, whose audit was made in accordance with generally accepted auditing standards. Management has made available to Price Waterhouse LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Price Waterhouse LLP during its audit were valid and appropriate. The Report of Independent Accountants appears herein.

     The Board of Directors exercises its oversight responsibility for the consolidated financial statements through its Audit Committee, comprised of Directors who are not employees of the Company. To assure independence, Price Waterhouse LLP has full and free access to the Audit Committee to discuss internal accounting control, auditing and financial reporting matters.

JOHN L. BISHOP                         JAMES J. HABSCHMIDT
President and Chief                    Executive Vice President and
Executive Officer                      Chief Financial Officer

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vysis, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and Item (14)(a)(2) on page 37 present fairly, in all material respects, the financial position of Vysis, Inc. (an indirect subsidiary of Amoco Corporation) and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Vysis, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois
March 13, 1998

                                  VYSIS, INC.
                (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                           CONSOLIDATED BALANCE SHEET

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1997      1996
                                                              --------  --------
ASSETS
Current assets:
  Cash......................................................  $    669  $     48
  Accounts receivable, net..................................     4,629     2,801
  Inventories...............................................     2,733     2,390
  Other current assets......................................     1,108       761
                                                              --------  --------
        Total current assets................................     9,139     6,000

Property and equipment, net.................................     4,646     5,557
Investment..................................................       677       100
Goodwill, net...............................................       297       388
Other assets................................................     2,181     3,070
                                                              --------  --------
        Total assets........................................  $ 16,940  $ 15,115
                                                              --------  --------
                                                              --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities..................  $  8,538  $  7,109
  Notes payable--Amoco......................................     9,202     5,106
  Deferred revenue..........................................       537       407
                                                              --------  --------
        Total current liabilities...........................    18,277    12,622
                                                              --------  --------
Commitments and contingencies (Notes 7, 11 and 13)

Stockholders' equity (deficit):

  Convertible Preferred Stock, $0.001 par value; 10,000,000
    shares authorized:
    Series A; 6,200,000 shares designated, issued and
     outstanding at December 31, 1997 and December 31,
     1996...................................................         6         6
    Series B; 553,126 designated, issued and outstanding at
     December 31, 1997; none issued and outstanding at
     December 31, 1996......................................         1        --
  Common stock, $0.001 par value; 35,000,000 shares
    authorized; 1,071,970 issued and outstanding at December
    31, 1997; 1,058,394 shares issued and outstanding at
    December 31, 1996.......................................         1         1
  Additional paid-in capital................................    30,396    17,555
  Deferred compensation.....................................      (206)      (90)
  Unrealized gain on investment.............................       577        --
  Cumulative translation adjustment.........................      (241)       16
  Accumulated deficit.......................................   (31,871)  (14,995)
                                                              --------  --------
        Total stockholders' equity (deficit)................    (1,337)    2,493
                                                              --------  --------
        Total liabilities and stockholders' equity..........  $ 16,940  $ 15,115
                                                              --------  --------
                                                              --------  --------


   The accompanying notes are an integral part of these financial statements.

                                  VYSIS, INC.
               (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                    CONSOLIDATED STATEMENT OF OPERATIONS

                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1997      1996      1995
                                                    --------  --------  --------
Revenues:
  Product sales...................................  $ 16,021  $ 11,022  $  6,296
  Grant and other revenue.........................     2,212     2,216       921
                                                    --------  --------  --------
        Total revenues............................    18,233    13,238     7,217
Cost of goods sold................................     7,287     5,529     4,022
                                                    --------  --------  --------
Gross profit......................................    10,946     7,709     3,195
                                                    --------  --------  --------
Operating expenses:
  Research and development........................    10,136     9,456     8,871
  Selling, general and administrative.............    17,050    16,286    12,025
                                                    --------  --------  --------
        Total operating expenses..................    27,186    25,742    20,896
                                                    --------  --------  --------
Loss from operations..............................   (16,240)  (18,033)  (17,701)
                                                    --------  --------  --------
Interest income--Amoco............................        --       107        --
Interest expense--Amoco...........................      (636)     (255)       --
                                                    --------  --------  --------
Net loss..........................................  $(16,876) $(18,181) $(17,701)
                                                    --------  --------  --------
                                                    --------  --------  --------
Basic and diluted net loss per share..............  $ (15.89) $ (17.18) $ (16.72)
                                                    --------  --------  --------
                                                    --------  --------  --------

Shares used in computing basic and diluted
    net loss per share............................     1,062     1,058     1,058


   The accompanying notes are an integral part of these financial statements.

                                  VYSIS, INC.
                 (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1997      1996      1995
                                                    --------  --------  --------
Convertible Preferred Stock:
  Beginning balance...............................  $      6  $     --  $     --
  Recapitalization................................        --         6        --
  Issuance of Series B convertible Preferred
    Stock.........................................         1        --        --
                                                    --------  --------  --------
  Ending balance..................................         7         6        --
                                                    --------  --------  --------
Common stock:
  Beginning balance...............................         1        --        --
  Recapitalization................................        --         1        --
                                                    --------  --------  --------
  Ending balance..................................         1         1        --
                                                    --------  --------  --------
Additional paid-in capital:
  Beginning balance...............................    17,555        --        --
  Recapitalization................................        --    12,311        --
  Income tax benefit from Amoco...................     7,451     5,031        --
  Deferred compensation...........................       277       213        --
  Conversion of note payable--Amoco...............     5,105        --        --
  Exercise of stock options.......................         8        --        --
                                                    --------  --------  --------
  Ending balance..................................    30,396    17,555        --
                                                    --------  --------  --------
Capital contribution--Amoco:
  Beginning balance...............................        --    13,189    15,506
  Net loss (pre-recapitalization).................        --    (3,186)  (17,701)
  Advances from Amoco.............................        --     2,315    15,384
  Recapitalization................................        --   (12,318)       --
                                                    --------  --------  --------
  Ending balance..................................        --    13,189        --
                                                    --------  --------  --------
Deferred compensation:
  Beginning balance...............................       (90)       --        --
  Stock option grants.............................      (277)     (213)       --
  Amortization....................................       161       123        --
                                                    --------  --------  --------
  Ending balance..................................      (206)      (90)       --
                                                    --------  --------  --------
Unrealized gain on investments:
  Beginning balance...............................        --        --        --
  Current year activity...........................       577        --        --
                                                    --------  --------  --------
  Ending balance..................................       577        --        --
                                                    --------  --------  --------
Cumulative translation adjustment:
  Beginning balance...............................        16        (4)        4
  Current year activity...........................      (257)       20        (8)
                                                    --------  --------  --------
  Ending balance..................................      (241)       16        (4)
                                                    --------  --------  --------
Accumulated deficit:
  Beginning balance...............................   (14,995)       --        --
  Net loss (post-recapitalization)................   (16,876)  (14,995)       --
                                                    --------  --------  --------
  Ending balance..................................   (31,871)  (14,995)       --
                                                    --------  --------  --------
Total stockholders' equity (deficit)..............  $ (1,337) $  2,493  $ 13,185
                                                    --------  --------  --------
                                                    --------  --------  --------


  The accompanying notes are an integral part of these financial statements.

                                  VYSIS, INC.
                 (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)


                                                      YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1997      1996      1995
                                                    --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................  $(16,876) $(18,181) $(17,701)
  Reconciliation of net loss to net cash used in
    operating activities:
    Depreciation and amortization.................     2,885     1,805     2,065
    Loss (gain) on disposition of assets..........       (30)     (246)      305
    Donation of marketable securities.............        --       515        --
    Stock compensation............................       161       123        --
    Changes in assets and liabilities:
      Accounts receivable.........................    (2,054)     (943)     (480)
      Inventories.................................      (473)     (804)      204
      Other current assets........................      (336)     (467)      353
      Accounts payable and accrued liabilities....     1,380       770     3,568
      Deferred revenue............................       129        57       350
                                                    --------  --------  --------
    Net cash used in operating activities.........   (15,214)  (17,371)  (11,336)
                                                    --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............      (280)     (509)   (2,873)
  Acquisition of Techgen..........................        --      (295)       --
  Proceeds from sale of property and equipment....        30     6,778        --
  Proceeds from sale of investment................        --       314        --
  Increase in other assets........................      (557)   (1,548)     (485)
                                                    --------  --------  --------
    Net cash provided by (used in) investing
     activities...................................      (807)    4,740    (3,358)
                                                    --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions--Amoco, net...............        --     2,315    11,882
  Increase in notes payable--Amoco................    15,697     9,649        --
  Expenses funded by Amoco........................       956       452     3,058
  Proceeds from exercise of stock options.........         8        --        --
                                                    --------  --------  --------
    Net cash provided by financing activities.....    16,661    12,416    14,940
Effect of exchange rate changes on cash...........       (19)       16        (9)
                                                    --------  --------  --------
Net increase (decrease) in cash...................       621      (199)      237
Cash at beginning of period.......................        48       247        10
                                                    --------  --------  --------
Cash at end of period.............................  $    669  $     48  $    247
                                                    --------  --------  --------
                                                    --------  --------  --------


  The accompanying notes are an integral part of these financial statements.

                                    VYSIS, INC.
                   (An indirect subsidiary of Amoco Corporation)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BUSINESS

     Vysis, Inc. ("Vysis" or the "Company") was incorporated in Delaware in 1991. The Company's principal stockholder is Amoco Technology Company ("ATC"), which is a wholly owned subsidiary of Amoco Corporation ("Amoco"). In 1991, ATC acquired from Genzyme its remaining interest in Gene-Trak Systems, a joint venture focused on infectious disease diagnostics originally formed by Amoco and Integrated Genetics in 1986, and established Gene-Trak, Inc., a Delaware corporation, which at that time was named Gene-Trak Systems Corporation. In March 1994, ATC contributed all of its infectious disease business related assets and the stock of Gene-Trak, Inc. to the Company. Also, in March 1994, ATC contributed to the Company all of its genetic disease business related assets, including the stock of Vysis, Inc. (an Illinois corporation), which at that time was named Imagenetics Incorporated. In January 1995, ATC contributed to the Company all of the assets of its bioinformatics software activities. All assets contributed by Amoco were recorded by the Company at Amoco's net book value at the date of transfer. All references to Amoco shall mean Amoco Corporation, an Indiana corporation, and its wholly owned subsidiary Amoco Technology Company, a Delaware corporation.

     Vysis is a genomic disease management company focused on developing and marketing clinical products to assess the structure and function of the human genome. The Company's DNA probe technologies provide the clinician with an enhanced ability to manage disease by assessing the human genome at all levels, including the ability to determine the presence, absence, number and structure of chromosomes, individual genes, and specific base pair mutations within genes. The Company currently markets its genomic testing products for research and clinical use and markets its food testing products for commercial use.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include those assets, liabilities, revenues and expenses directly attributable to the Company's operations. The Company's organization, capitalization and outstanding shares prior to the 1996 recapitalization, as described in Note 8, are not indicative of the Company's future structure. Consequently, the accumulated deficit, net loss and equity contributions are reflected as a single line item "Capital Contribution - Amoco" in the accompanying consolidated financial statements prior to February 29, 1996.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Actual results may differ from those estimates.

REVENUE RECOGNITION

     Product sales revenue is recognized upon shipment of products to customers. No rights to return products exist other than under normal warranty provisions. Grant and license fee revenue is recognized as earned pursuant to the related agreement and is not subject to repayment. Payments received under these agreements prior to the completion of the related work are recorded as deferred revenue. Revenue on equipment maintenance contracts is deferred and recognized ratably over the period of the contract, generally one year.

RESEARCH AND DEVELOPMENT EXPENDITURES

     Research and development costs are expensed as incurred and include amounts relating to grant revenues.

LOSS PER SHARE

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of both basic and diluted earnings per share. Loss per share data presented in 1996 and 1995 assumes that the shares issued in connection with the 1996 recapitalization (see Note 8 for further discussion) were outstanding throughout 1996 and 1995. No reconciliation is presented of basic and diluted loss per share as no potentially dilutive Common Stock equivalents existed prior to the 1996 recapitalization, and for periods after the recapitalization Common Stock equivalents outstanding are antidilutive to the net loss per share.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reassessed periodically to determine whether any potential impairment exists. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and anticipated future sales.

CAPITALIZED SOFTWARE COSTS

     Software development costs incurred subsequent to the establishment of technological feasibility are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization of capitalized software development costs is the greater of the amount computed using (a) the ratio of current revenues to the total of current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided on the straight-line basis over the following expected useful lives:

          Buildings and improvements              10 to 45 years
          Furniture, fixtures and equipment       3 to 7 years

Leasehold improvements are depreciated over the shorter of their useful life or lease term. Significant improvements are capitalized and repairs and maintenance charges are expensed as incurred.

INTANGIBLE ASSETS

     Intangible assets include capitalized license fees, which are carried at cost less accumulated amortization, and goodwill. Amortization expense is calculated on a straight-line basis over the estimated economic useful lives of the assets, ranging from one to seventeen years. The Company periodically reviews the recoverability of these assets based primarily upon estimated future cash flows.

FINANCIAL INSTRUMENTS

     The carrying value of accounts receivable, accounts payable and the note payable to Amoco approximates their fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Such credit risk is generally limited due to the large number of organizations comprising the Company's customer base and their dispersion across different geographic locations. The Company maintains an allowance for potentially doubtful accounts based upon specific circumstances, historical trends and other information.

FOREIGN CURRENCY TRANSLATION

     The functional currency for the Company's foreign subsidiaries is the local currency. Translation from the applicable foreign currency to U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for the statement of operations using the average exchange rates in effect during the period. Gains or losses from such translations are accumulated in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the results of operations and have not been significant.

STOCK-BASED COMPENSATION

     Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation." As permitted, the Company continues to recognize stock-based compensation costs under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25. The pro forma effects of applying the provisions of SFAS No. 123 are shown in Note 9 to the consolidated financial statements.

INCOME TAXES

     Amoco has utilized the tax benefits associated with the Company's net operating losses for the years ended December 31, 1997, 1996 and 1995, pursuant to the terms of a tax sharing agreement (see Note 3).

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. SFAS No. 131 will be effective for the Company in 1998. The Company is currently evaluating the impact, if any, this statement will have on disclosures in its consolidated financial statements.

NOTE 2--INITIAL PUBLIC OFFERING

     During October 1997, the Board of Directors authorized the Company to proceed with an initial public offering of the Company's Common Stock (the "Offering"). The Company completed the Offering on February 10, 1998 and issued 3 million shares of Common Stock, resulting in net cash proceeds of approximately $32.3 million. In connection with the Offering, 6,200,000 and 553,126 shares of Series A and Series B Convertible Preferred Stock, respectively, automatically converted into 4,525,547 and 403,741 shares of Common Stock, respectively. In addition, concurrent with the consummation of the Offering, the Company converted $8.1 million of the Note

Payable-Amoco into 675,000 shares of Common Stock and repaid the balance of the note. Upon completion of the Offering, the Company had approximately 9.7 million shares of Common Stock issued and outstanding.

NOTE 3--RELATED PARTY TRANSACTIONS:

     The Company has in the past received certain legal services, research and development support, and administrative support from Amoco and has paid for such services and support on an actual usage or pro rata basis. The amounts of these costs included in the consolidated statement of operations were as follows (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                               ------------------------
                                                 1997    1996     1995
                                               ------   ------   ------
    Research and development. . . . . . . .     $ --    $ --     $2,099
    Selling, general and administrative . .      182      304       959
                                              -------   -------  ------
                                                 $182     $304   $3,058
                                              -------   -------  ------
                                               ------   ------   ------

     Management of the Company believes these costs are reasonable under the circumstances. These charges may not be indicative of the actual costs that would have been incurred if the Company had operated independently. In addition, during 1997 Amoco paid on behalf of the Company certain expenses aggregating $138,000. The Company also received cash advances, to meet its working capital requirements, and other capital assets from Amoco. For the year ended December 31, 1997 such amounts consisted of advances of $15,697,000 under a note payable to Amoco. During 1996, such amounts consisted of contributed capital of $2,315,000 and advances of $10,137,000 under a note payable to Amoco. During 1995, all such amounts aggregated $15,384,000 and were recorded as contributed capital.

     The Company has entered into a tax sharing agreement with Amoco, effective January 1, 1996, which provides for a capital contribution to the Company in an amount approximating the tax effect of including the Company's results of operations in Amoco's consolidated federal income tax return. Under this agreement, $7,451,000 and $5,031,000 were recorded as contributed capital and a related reduction of the note payable to Amoco during 1997 and 1996, respectively. The Company did not record any tax benefit associated with its losses for the year ended December 31, 1995. Under the terms of the tax sharing agreement, the Company will continue to receive through February 10, 1998, a capital contribution approximating the amounts realized by Amoco, which relate to deductions or losses to be generated by the Company.
Pursuant to the terms of the agreement, state income taxes have not been material.

     The note payable to Amoco of $9,202,000 at December 31, 1997 included accrued interest expense of $636,000, bears interest at 7.5 percent and is due on the earlier of the date the Company completes the Offering or December 31, 1998 (see Note 2). The note payable to Amoco of $5,106,000 at December 31, 1996 included accrued interest of $148,000. The note bore interest at 7.5 percent and was converted into 553,126 shares of Series B Preferred Stock in September 1997 (see Notes 2 and 8).

NOTE 4--COMPOSITION OF BALANCE SHEET COMPONENTS:

     Accounts receivable consisted of the following (in thousands):

                                                      DECEMBER 31,
                                                  -------------------
                                                    1997        1996
                                                  --------    --------
     Accounts receivable . . . . . . . . .  . .   $4,826      $2,957
     Less:  allowance for doubtful accounts . .     (197)       (156)
                                                  --------    --------
                                                  $4,629      $2,801
                                                  --------    --------
                                                  --------    --------

     Inventories consisted of the following (in thousands):

                                                       DECEMBER 31,
                                                   -------------------
                                                     1997        1996
                                                   --------    --------
     Raw materials and supplies . . . . . . .      $1,198       $  997
     Finished goods . . . . . . . . . . . . .       1,535        1,393
                                                   --------    --------
                                                   $2,733       $2,390
                                                   --------    --------
                                                   --------    --------

       Property and equipment consisted of the following (in thousands):

                                                      DECEMBER 31,
                                                  -------------------
                                                    1997        1996
                                                  --------    --------
      Leasehold improvements . . . . . . . . .    $ 2,382      $ 2,382
      Furniture, fixtures and equipment. . . .      8,713        8,191
                                                  --------    --------
                                                   11,095       10,573
                                                  --------    --------
      Less:  accumulated depreciation. . . . .     (6,449)      (5,016)
                                                  --------    --------
                                                  $ 4,646      $ 5,557
                                                  --------    --------
                                                  --------    --------

       Other assets consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                        -------------------
                                                          1997        1996
                                                        --------    --------
       License fees (net of accumulated amortization
        of $1,509 and $309 in 1997 and 1996,
        respectively) . . . . . . . . . . . . . . . . .  $1,192      $2,535
       Software development costs (net of accumulated
        amortization of $143 and $40 in 1997 and 1996,
        respectively) . . . . . . . . . . . . . .           989         535
                                                        --------    --------
                                                         $2,181      $3,070
                                                        --------    --------
                                                        --------    --------

     Accounts payable and accrued liabilities consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                        -------------------
                                                          1997        1996
                                                        --------    --------
       Trade accounts payable . . . . . . . . . .        $3,017      $3,546
       Accrued rent . . . . . . . . . . . . . . .         1,107       1,141
       Employee related costs . . . . . . . . . .         1,084         743
       Accrued professional fees. . . . . . . . .         1,534         504
       Other taxes payable. . . . . . . . . . . .           356         423
       Other. . . . . . . . . . . . . . . . . . .         1,440         752
                                                        --------    --------
                                                         $8,538      $7,109
                                                        --------    --------
                                                        --------    --------

NOTE 5--INVESTMENT:

     In 1994, the Company acquired 1,400 shares of preferred stock in Genome Systems, Inc. for cash consideration of $200,000. In 1996, Genome Systems, Inc. was acquired by Incyte Pharmaceuticals, Inc. ("Incyte") and the Company's investment was exchanged for restricted common stock of Incyte, a publicly held company. During 1996, a portion of this investment with a cost of $100,000 was sold and a gain of $214,000 was included in the Company's results of operations. As of December 31, 1996, the investment balance consisted of Incyte restricted common stock and is therefore recorded at cost of $100,000. During 1997, the restriction expired and, as a result, the investment balance of $677,000 at December 31, 1997 represents the market value of the available-for-sale Incyte common stock.

The unrealized gain of $577,000 has been included as a component of stockholders' equity (deficit).

NOTE 6--INCOME TAXES:

     During the years ended December 31, 1997, 1996 and 1995, the Company's results of operations were included in the consolidated income tax returns of Amoco, accordingly, the Company's domestic net operating losses have been utilized by Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income.

     The approximate income tax effect of each temporary difference giving rise to deferred tax assets and liabilities is as follows (in thousands):

                                                            DECEMBER 31,
                                                        -------------------
                                                          1997        1996
                                                        --------    --------
     Deferred tax assets:
        Patents . . . . . . . . . . . . . . . . . .      $  233      $  255
        Accrued rent. . . . . . . . . . . . . . . .         443         457
        Foreign net operating loss carryforwards. .         423         374
        Accrued vacation. . . . . . . . . . . . . .         137         130
        Inventory reserve . . . . . . . . . . . . .         122         125
        Other . . . . . . . . . . . . . . . . . . .         142          95
                                                        --------    --------
     Total deferred tax assets. . . . . . . . . . .       1,500       1,436
     Valuation allowance. . . . . . . . . . . . . .        (817)       (790)
                                                        --------    --------
     Net deferred tax assets. . . . . . . . . . . .         683         646
     Deferred tax liabilities:
        Accumulated depreciation, software
            development costs and license fees. . .        (683)       (646)
                                                        --------    --------
     Net deferred tax assets. . . . . . . . . . . .      $   --      $   --
                                                        --------    --------
                                                        --------    --------

     The Company had foreign net operating loss carryforwards of $871,000 at December 31, 1997, of which approximately $273,000 will expire at varying dates through 2001 and the remainder of which may be carried forward indefinitely.

     A full valuation allowance has been provided for all deferred tax assets (net of liabilities) as management does not consider realization of such amounts more likely than not. On an unaudited pro forma separate income tax return basis, assuming the Company was not included in the consolidated income tax returns of Amoco, no tax provision or benefit would have been recorded in the consolidated financial statements due to the ongoing losses of the Company.

NOTE 7--DEVELOPMENT AND LICENSE AGREEMENTS:

     The Company has entered into various license agreements pursuant to which it has been granted exclusive and non-exclusive licenses to certain patented technologies. The agreements require the Company to pay royalties ranging from
0.5 to 8.0 percent on net sales of specified products, with certain agreements requiring minimum royalties due each year. As additional consideration for certain of the licenses, the Company is obligated to fund certain research of the licensors. Future minimum amounts due for such licenses, minimum royalties and research funding are as follows (in thousands):

              YEAR ENDING
              DECEMBER 31,
              ------------
              1998 . . . . . . . . . . . . . . . . . .    $  645
              1999 . . . . . . . . . . . . . . . . . .     1,835
              2000 . . . . . . . . . . . . . . . . . .     1,800
              2001 . . . . . . . . . . . . . . . . . .       600
              2002 . . . . . . . . . . . . . . . . . .       300
                                                        ----------
                                                          $5,180
                                                        ----------
                                                        ----------

NOTE 8--CAPITALIZATION:

     On February 29, 1996, pursuant to a recapitalization, the Company issued 6,200,000 shares of its Series A Convertible Preferred Stock, par value $0.001 per share, and 1,058,394 shares of its Common Stock, par value $0.001 per share, to Amoco as consideration for the cumulative investment by Amoco in the Company, which was $12,318,000. The investment by Amoco in the Company included assets contributed by Amoco which were recorded at Amoco's net book value at the date of transfer. In connection with the recapitalization, $6,000 and $1,000 was assigned to the par value of the Series A Convertible Preferred Stock and Common Stock, respectively, while the remaining $12,311,000 was credited to additional paid-in capital.

     In September 1997, the Company converted $5,106,000 of the note payable due to Amoco into 553,126 shares of its Series B Convertible Preferred Stock, par value $0.001 per share.

     The holder of Series A and Series B Convertible Preferred Stock is entitled to receive cumulative dividends at an annual rate of 6 percent of the Series A and Series B liquidation value (initially $8.0645 and $9.23 per share, respectively), when and if declared by the Board of Directors. In the event of a liquidation, the holder of the Series A and Series B Convertible Preferred Stock shall receive the sum of $8.0645 and $9.23 per share, respectively, and any declared but unpaid dividends. Additionally, the holder of the Series A and Series B Convertible Preferred Stock is entitled to share in any dividends paid on Common Stock.

     The holder of the Series A and Series B Convertible Preferred Stock is entitled to vote together with the holders of Common Stock, as a single class in all matters. The Series A and Series B holder is entitled to votes equal to the number of common shares into which such holder's shares are convertible. Each share of Series A and Series B Convertible Preferred Stock shall be automatically converted into .73 share of Common Stock upon the closing of an initial public offering of the Company's Common Stock resulting in aggregate net proceeds of not less than $10 million (see Note 2).

     On November 20, 1997 the Company effected a 1 for 1.37 reverse stock split of its Common Stock. All share and per share amounts in the consolidated financial statements and notes thereto have been adjusted retroactively to reflect this stock split.

NOTE 9--EMPLOYEE BENEFIT PLANS:

     In February 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan"). A total of 985,402 shares of Common Stock have been authorized for issuance under the 1996 Plan, subject to anti-dilution and other adjustments. In general, under the 1996 Plan, incentive or nonqualified stock options may be granted at a price not less than 100 percent of the estimated fair value of the Common Stock on the date of grant, as determined by the Compensation Committee of the Board of Directors. Options generally vest over 4 years and expire within 10 years from the date of grant.

     Option activity under the 1996 Plan is summarized below:

                                                      NUMBER OF     WEIGHTED
                                                        SHARES    AVERAGE PRICE
                                                      ---------   -------------
       Granted . . . . . . . . . . . . . . . . . . .    878,994      $0.58
       Exercised . . . . . . . . . . . . . . . . . .         --         --
       Surrendered or terminated . . . . . . . . . .     21,642      $0.60
                                                      ---------
       Balance at December 31, 1996. . . . . . . . .    857,352      $0.58
       Granted . . . . . . . . . . . . . . . . . . .    162,007      $3.59
       Exercised . . . . . . . . . . . . . . . . . .     13,576      $0.53
       Surrendered or terminated . . . . . . . . . .     54,064      $0.60
                                                      ---------
       Balance at December 31, 1997. . . . . . . . .    951,719      $1.08

    Options exercisable at December 31, 1997 . . . .    402,262      $0.56
    Options available for future grant at
         December 31, 1997 . . . . . . . . . . . . . .   20,107
    Weighted-average fair value of options granted
         during the year ended December 31, 1996 . . .    $0.34
    Weighted-average fair value of options granted
         during the year ended December 31, 1997 . . .    $2.69
    Weighted-average fair value of options granted
         below estimated fair value during the
         year ended December 31, 1997. . . . . . . . .    $3.54


     During 1997, the Company issued options to employees to purchase 78,249 shares of Common Stock at an exercise price of $2.74 per share, exercisable through 2007. The Company recorded deferred compensation of $277,000 in connection with these options based upon differences between the estimated fair value of the underlying stock and the exercise price of the related options. During 1996, the Company issued options to consultants to purchase 44,162 shares of Common Stock at an exercise price of $0.53 per share, exercisable through 2006. The Company recorded deferred compensation of $213,000 in connection with these options, based upon the difference between the estimated fair value of the services received and the exercise price of the options granted. The Company recognized $161,000 and $123,000 as stock compensation expense during the years ended December 31, 1997 and 1996, respectively.

     The following summarizes information about stock options outstanding at December 31, 1997:

                   OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                 ------------------------    -----------------------
                               WEIGHTED
                                AVERAGE      WEIGHTED
     RANGE OF                  REMAINING     AVERAGE
     EXERCISE     NUMBER      CONTRACTUAL    EXERCISE       NUMBER
      PRICES    OUTSTANDING      LIFE         PRICE      EXERCISABLE
     --------   -----------   -----------    ---------   -----------
      $0.53       753,382        8.2          $0.53        387,804
       1.34        37,211        8.6           1.34         14,458
       2.74       127,549        9.4           2.74            --
       6.85        33,577        9.7           6.85            --
                -----------                              -----------
                  951,719                                  402,262
                -----------                              -----------
                -----------                              -----------

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The principal determinants of option pricing are: the estimated fair value of the Company's Common Stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were as follows:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                                1997           1996
                                              --------       --------
       Expected volatility . . . . . . . . .    47.5%          50.3%
       Risk free interest rate . . . . . . .     6.4%           6.2%
       Expected option life (years). . . . .       7              7
       Dividend yield. . . . . . . . . . . .       0              0

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its fixed stock option plan and, accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations for options granted and exercisable at their estimated fair value on the grant date. Had compensation cost been recognized based on fair value as of the grant dates as defined in SFAS No. 123, the Company's net loss would have increased by approximately $100,000 and $57,000, or $0.09 and $0.05 per share basic and diluted, for the years ended December 31, 1997 and 1996, respectively.

     The Company also maintains the Vysis, Inc. Savings and Investment Plan (the "Savings Plan"), as amended, which allows for participant contributions pursuant to Section 401(k) of the Internal Revenue Code. Substantially all the Company's U.S. employees are eligible to participate in the Savings Plan and may contribute up to 17 percent of their eligible compensation to the Savings Plan. The Company made contributions to the Savings Plan of $187,000, $164,000 and $210,000 in 1997, 1996 and 1995, respectively.

NOTE 10--SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company operates in one business segment. Substantially all revenues result from the sale of genomic testing products and related instrumentation and the receipt of grant and other revenue. All significant intercompany revenues and expenses are eliminated in the presentation of revenues and net loss. Certain geographic information is as follows (in thousands):

                                            YEAR ENDED DECEMBER 31,
                                    -----------------------------------
                                       1997       1996           1995
                                    --------    --------      ---------
    Revenues:
       United States. . . . . . .   $ 10,286    $  8,655       $  5,488
       Europe . . . . . . . . . .      7,947       4,583          1,729
                                    --------    --------      ---------
        Total . . . . . . . . . .   $ 18,233    $ 13,238       $  7,217
                                    --------    --------      ---------
                                    --------    --------      ---------

    Net loss:
       United States. . . . . . .   $(16,828)   $(18,094)      $(17,334)
       Europe . . . . . . . . . .        (48)        (87)          (367)
                                    --------    --------      ---------
        Total . . . . . . . . . .   $(16,876)   $(18,181)      $(17,701)
                                    --------    --------      ---------
                                    --------    --------      ---------

                                                   DECEMBER 31,
                                    -----------------------------------
                                       1997       1996           1995
                                    --------    --------      ---------
    Assets:
       United States. . . . . . .   $ 11,958    $ 12,166      $  17,155
       Europe . . . . . . . . . .      4,982       2,949          2,012
                                    --------    --------      ---------
        Total . . . . . . . . . .   $ 16,940    $ 15,115      $  19,167
                                    --------    --------      ---------
                                    --------    --------      ---------

     Export sales from U.S. operations amounted to approximately $1,422,000, $694,000 and $547,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and consisted of sales principally to customers in the Far East. There were no sales to individual customers that exceeded 10 percent of total revenues for any year.

NOTE 11--LEASE OBLIGATIONS:

     The Company operates in leased facilities and also leases certain manufacturing and other equipment. These leases generally require the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the Company's leases contain renewal clauses.

     Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                  YEAR ENDING
                  DECEMBER 31,
                  ------------
                  1998. . . . . . . . . . . . .   $  935
                  1999. . . . . . . . . . . . .      741
                  2000. . . . . . . . . . . . .      681
                  2001. . . . . . . . . . . . .      604
                  2002. . . . . . . . . . . . .      687
                  Thereafter. . . . . . . . . .    1,301
                                                 --------
                                                  $4,949
                                                 --------
                                                 --------

     Rental expense totaled $669,000, $606,000 and $695,000 in 1997, 1996 and
1995, respectively.

NOTE 12--ACQUISITION:

     On April 3, 1996, the Company acquired all of the outstanding common stock of TechGen International Sarl ("TechGen") for $295,000. TechGen is a French distributor of chemical, biological, health and hygiene products and equipment. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the cash paid of $295,000 and liabilities assumed of $711,000 were allocated to the tangible assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired of $457,000 has been assigned to goodwill and is being amortized using the straight-line method over a five year period.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and TechGen as if the acquisition had occurred at the beginning of each fiscal year. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                             1996          1995
                                           ---------    ----------
         Revenues. . . . . . . . . . . .   $  13,285      $ 8,549
         Net loss. . . . . . . . . . . .   $ (18,230)    $(17,796)
         Loss per share. . . . . . . . .   $  (17.22)     $(16.81)

NOTE 13--COMMITMENTS AND CONTINGENCIES:

     The Company is an exclusive licensee of certain technology. The Company and the licensor of the technology are plaintiffs in a patent infringement suit filed in September 1995 against one of the Company's competitors. The Company and the licensor share the legal costs of this matter equally. In August 1997, the court ruled in favor of the Company and its licensor in several aspects of this matter. The trial of the remaining issues has been scheduled for April 1998. An unfavorable outcome for the Company is considered neither probable nor remote by management. The Company does not believe that loss of this lawsuit would have a material adverse impact on the results of operations or the Company's financial position as set forth in the accompanying consolidated financial statements.

     The Company and Amoco are defendants in a law suit pending in the U.S. District Court in California alleging infringement of certain patents. The suit has been stayed pending the outcome of another suit brought against the plaintiff, challenging the plaintiff's claim to sole ownership to the patents at issue in the first lawsuit. Pursuant to a separate agreement between Amoco and the plaintiff in the latter lawsuit (the "Plaintiff"), the Company reimburses the legal costs incurred by the Plaintiff in that suit. In return, the Company receives contingent rights to acquire an exclusive license with right to sublicense under such rights as the Plaintiff may obtain in the patents. The Company has agreed with the Plaintiff to grant sub-licenses at commercially fair and reasonable terms should it acquire the exclusive license. The latter suit was bifurcated into two phases. On December 16, 1997, upon completion of the first phase of the trial, the jury determined that the claims before it were barred as untimely. The court has not yet entered the jury verdict as a final judgment of the court. The Company understands that both parties are also disputing whether the jury verdict applied to all of the Plaintiff's claims. The court held a hearing on this issue in late February 1998, but has not decided this dispute. Although the Company believes that it has meritorious defenses in the first suit, there can be no assurance that the Company will ultimately prevail. An unfavorable outcome for the Company is considered neither probable nor remote by management. An estimate of a possible loss or range of a possible loss cannot currently be made. However, an adverse determination against the Company, which may include a finding of willful infringement and the awarding of plaintiff's attorney's fees, could have a material adverse effect on the Company's financial position and results of operations.

     In October 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") to purchase certain patents and other intellectual property. The Agreement calls for Vysis to pay the seller $250,000 in cash and issue 80,291 shares of its Common Stock concurrent with the closing of the transaction, which is expected to occur in June 1998.

NOTE 14--SUPPLEMENTAL CASH FLOW INFORMATION:

     Amoco contributed property and equipment aggregating $36,000 and $444,000 to the Company in 1996 and 1995, respectively, and did not make any such contributions during 1997. These amounts were reflected by the Company as a capital contribution from Amoco and recorded at Amoco's net book value. Certain other non-cash transactions with Amoco are described in Note 3.

                                                                    SCHEDULE II

                                  VYSIS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                     BALANCE AT                         BALANCE AT
         DESCRIPTION OF              BEGINNING                            END OF
     ALLOWANCE AND RESERVES          OF PERIOD   ADDITIONS  DEDUCTIONS    PERIOD
-----------------------------------  ----------  ---------  ----------  ----------
1997
Allowance for doubtful accounts . .    $156        $82         $41         $197
1996
Allowance for doubtful accounts . .    $220        $--         $64         $156
1995
Allowance for doubtful accounts . .    $160        $60         $--         $220

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VYSIS, INC.



Date:  March 30, 1998                  By:  /s/ John L. Bishop
                                           -----------------------------------
                                           Name: John L. Bishop
                                           TITLE: PRESIDENT AND CHIEF
                                           EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

         SIGNATURES                   TITLE (CAPACITY)               DATE
         ----------                   ----------------               ----


 /s/ John L. Bishop               President, Chief Executive
------------------------------     Officer and Director           March 30, 1998
       John L. Bishop              (Principal Executive Officer
                                   and Director)



 /s/ James J. Habschmidt          Vice President of Finance and
------------------------------     Chief Financial Officer        March 30, 1998
     James J. Habschmidt           (Principal Financial and
                                   Accounting Officer)


 /s/ William M. Bartlett
------------------------------   Director                         March 30, 1998
    William M. Bartlett


 /s/ Robert C. Carr
------------------------------   Director                         March 30, 1998
       Robert C. Carr


 /s/ Kenneth L. Melmon
------------------------------   Director                         March 30, 1998
      Kenneth L. Melmon


 /s/ Walter R. Quanstrom
------------------------------   Director                         March 30, 1998
    Walter R. Quanstrom

         SIGNATURES                   TITLE (CAPACITY)               DATE
         ----------                   ----------------               ----

 /s/ Frank J. Sroka
------------------------------   Director                         March 30, 1998
     Frank J. Sroka


 /s/ Richard C. Williams
------------------------------   Director                         March 30, 1998
     Richard C. Williams

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                      DESCRIPTION OF DOCUMENT
----------    -----------------------------------------------------------------
    3.1.1*    Certificate of Incorporation of Vysis, Inc. (formerly Framingham
              Development Company) filed April 18, 1991.

    3.1.2*    Certificate of Amendment of Certificate of Incorporation filed
              March 30, 1994.

    3.1.3*    Certificate of Merger filed February 1, 1996.

    3.1.4*    Certificate of Amendment of Certificate of Incorporation filed
              February 29, 1996.

    3.1.5*    Certificate of Correction of Certificate of Amendment filed
              July 22, 1996.

    3.1.6*    Certificate of Amendment of Certificate of Incorporation filed
              September 16, 1997.

    3.1.7*    Certificate of Designations of Series B Preferred Stock, filed
              September 17, 1997.

    3.1.8*    Certificate of Amendment of Certificate of Incorporation filed
              November 21, 1997.

    3.2*      Bylaws of Vysis, Inc.

    4.1*      Form of Common Stock Certificate.

(1) 10.1*     Vysis, Inc. 1996 Stock Incentive Plan.

    10.2*     Industrial Building Lease between American National Bank and
              Trust Company of Chicago and Vysis, Inc. dated November 29, 1994.

    10.3*     License Agreement for Chromosome Analysis Technology with
              Chromosome-Specific Probes between ATC and The Regents of The
              University of California dated August 15, 1989, as amended
              October 6, 1989; July 1, 1991; April 15, 1992; June 1, 1994;
              June 6, 1994; June 28, 1994; July 1, 1994; September 1, 1994.

    10.4* Exclusive License Agreement between The Regents of The University of California and Imagenetics for Inventions made in the field of Molecular Cytogenetics dated July 1, 1994.

    10.5*     Option Agreement between The Regents of The University of
              California and Imagenetics for Inventions made in the field of Molecular Cytogenetics dated July 1, 1994.

    10.6*     Exclusive Option Agreement between Vysis and the University of
              California for the Glass Chromosome.

    10.7* Exclusive License Agreement between the Regents of the University of California and Vysis, Inc. for Molecular Cytogenetics Software dated June 1, 1995.

    10.8* Exclusive License Agreement between the Regents of The University of California and ATC dated July 30, 1992, as amended, December 7, 1994.

    10.9*     License Agreement between The Trustees of Columbia University,
              The Salk Institute for Biological Studies and Gene-Trak Systems dated October 7, 1988, as amended June 15, 1996.

  EXHIBIT
  NUMBER                      DESCRIPTION OF DOCUMENT
----------    -----------------------------------------------------------------
    10.10*    Research and License Agreement between Gene-Trak Inc. and Public
              Health Research Institute dated July 14, 1994 and Letter re:
              Research and License Agreement dated July 18, 1994.

    10.11*    Exclusive Distributor Agreement between Vysis, Inc. and Fujisawa
              Pharmaceutical Co., Ltd. dated July 31, 1995.

(2) 10.12*    Sublicense Agreement between Ciba Corning Diagnostics Corp. and
              Vysis, Inc. dated May 24, 1996.

    10.13*    Software Development and Marketing Agreement between Digital
              Scientific Limited and Vysis, Inc. dated January 1, 1996.

    10.14*    Cooperation Agreement between the Company and Amoco Technology
              Company.

    10.15     Registration Rights Agreement between the Company and Amoco
              Technology Company.

    10.16* Amended and Restated Tax Allocation Agreement between the Company and Amoco Technology Company.

    21.1*     Subsidiaries of Vysis, Inc.

    23.1      Consent of Independent Accountants.

    27.1      Financial Data Schedule.

___________

* Previously filed under the corresponding exhibit number in the Company's S-1 Registration Statement No. 333-38109 and incorporated herein by reference.

(1)  Management contract or compensatory plan or arrangement.

(2)  Confidential information contained in this Agreement has been omitted.