Form 10-Q
period 1998-03-31
VYSIS INC
filed 1998-05-15
CIK 1016794

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q




                                  QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                            COMMISSION FILE NO. 0-23659



                                    VYSIS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                        DELAWARE                       36-3803405
           (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION         IDENTIFICATION NUMBER)


                 3100 WOODCREEK DRIVE                   60515-5400
                DOWNERS GROVE, ILLINOIS                  (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 271-7000







     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X         No
                                                    ---            ---

Number of shares of Common Stock, par value $.001 per share, outstanding as of May 12, 1998: 9,703,940

                                    VYSIS, INC.

                                    FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                 TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                           PART I:  FINANCIAL INFORMATION

ITEM 1:  Financial Statements
           Consolidated Balance Sheet
             As of March 31, 1998 and December 31, 1997. . . . . . . . . .   2
           Consolidated Statement of Operations
             For the three months ended March 31, 1998 and 1997. . . . . .   3
           Consolidated Statement of Cash Flows
             For the three months ended March 31, 1998 and 1997. . . . . .   4
           Notes to Consolidated Financial Statements. . . . . . . . . . . 5-7

ITEM 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . 8-11

                          PART II: OTHER INFORMATION

ITEM 1:  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .        11

ITEM 2:  Changes in Securities and Use of Proceeds. . . . . . . . . .        12

ITEM 6:  Exhibits and Reports on Form 10-K. . . . . . . . . . . . . .        12

SIGNATURE      . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13


                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS

                                    VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                             CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    (UNAUDITED)

                                                                      MARCH 31,      DECEMBER 31,
                                                                        1998            1997
                                                                      ----------     ------------
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . .       $19,096        $   669
     Short-term investments. . . . . . . . . . . . . . . . . . .         7,806             --
     Accounts receivable, net. . . . . . . . . . . . . . . . . .         5,353          4,629
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .         2,904          2,733
     Other current assets. . . . . . . . . . . . . . . . . . . .           581          1,108
                                                                       -------        -------
          Total current assets . . . . . . . . . . . . . . . . .        35,740          9,139
Property and equipment, net. . . . . . . . . . . . . . . . . . .         4,445          4,646
Investment     . . . . . . . . . . . . . . . . . . . . . . . . .           703            677
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . .         2,614          2,478
                                                                       -------        -------
          Total assets . . . . . . . . . . . . . . . . . . . . .       $43,502        $16,940
                                                                       -------        -------
                                                                       -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued liabilities. . . . . . . . . .       $ 7,719        $ 8,538
     Notes payable--Amoco. . . . . . . . . . . . . . . . . . . .            --          9,202
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . .           367            537
                                                                       -------        -------
          Total current liabilities. . . . . . . . . . . . . . .         8,086         18,277
                                                                       -------        -------

Stockholders' equity (deficit):
     Convertible Preferred Stock, $0.001 par value;
       10,000,000 shares authorized:
          Series A; 6,200,000 shares designated;
          none issued and outstanding at March 31,
          1998; 6,200,000 issued and outstanding at
          December 31, 1997. . . . . . . . . . . . . . . . . . .           --               6

          Series B; 553,126 shares designated; none
          issued and outstanding at March 31, 1998;
          553,126 issued and outstanding at
          December 31, 1997. . . . . . . . . . . . . . . . . . .           --               1

     Common stock, $0.001 par value; 35,000,000
          shares authorized; 9,682,844 issued and
          outstanding at March 31, 1998; 1,071,970 issued
          and outstanding at December 31, 1997 . . . . . . . . .           10               1
     Additional paid-in capital. . . . . . . . . . . . . . . . .       71,634          30,396
     Deferred compensation . . . . . . . . . . . . . . . . . . .         (165)           (206)
     Unrealized gains on investment. . . . . . . . . . . . . . .          603             577
     Cumulative translation adjustment . . . . . . . . . . . . .         (244)           (241)
     Accumulated deficit . . . . . . . . . . . . . . . . . . . .      (36,422)        (31,871)
                                                                      -------         -------
          Total stockholders' equity (deficit) . . . . . . . . .       35,416          (1,337)
                                                                      -------         -------
          Total liabilities and stockholders' equity . . . . . .     $ 43,502        $ 16,940
                                                                      -------         -------
                                                                      -------         -------


  The accompanying notes are an integral part of these financial statements.

                                    VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                        CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------
                                                                                  1998           1997
                                                                                --------       ---------
Revenues:
     Product sales . . . . . . . . . . . . . . . . . . . . . . . . . .          $  4,559       $  3,285
     Grant and other revenue . . . . . . . . . . . . . . . . . . . . .               492            535
                                                                                --------       ---------
         Total revenue . . . . . . . . . . . . . . . . . . . . . . . .             5,051          3,820
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . .             1,824          1,565
                                                                                --------       ---------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,227          2,255
                                                                                --------       ---------
Operating expenses:
     Research and development. . . . . . . . . . . . . . . . . . . . .             2,466          2,560
     Selling, general and administrative . . . . . . . . . . . . . . .             5,394          3,280
                                                                                --------       ---------
         Total operating expenses. . . . . . . . . . . . . . . . . . .             7,860          5,840
                                                                                --------       ---------
Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . .            (4,633)        (3,585)
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . .               213             --
Interest expense--Amoco. . . . . . . . . . . . . . . . . . . . . . . .              (131)           (32)
                                                                                --------       ---------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ (4,551)      $ (3,617)
                                                                                --------       ---------
                                                                                --------       ---------
Basic and diluted net loss per share . . . . . . . . . . . . . . . . .          $  (0.79)      $  (3.42)
                                                                                --------       ---------
                                                                                --------       ---------

Shares used in computing basic and diluted net loss per share. . . . .             5,759          1,058

Pro forma basic and diluted net loss per share . . . . . . . . . . . .          $  (0.53)
                                                                                --------
                                                                                --------

Shares used in computing pro forma basic and diluted net loss per share            8,312


 The accompanying notes are an integral part of these financial statements.

                                       VYSIS, INC.
                     (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                     (IN THOUSANDS)
                                       (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                       1998          1997
                                                                                     --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $(4,551)       $(3,617)
     Reconciliation of net loss to net cash used in operating activities:
          Depreciation and amortization. . . . . . . . . . . . . . . . .                 443            854
          Stock compensation . . . . . . . . . . . . . . . . . . . . . .                  41             27
          Changes in assets and liabilities:
               Accounts receivable . . . . . . . . . . . . . . . . . . .                (762)           181
               Inventories . . . . . . . . . . . . . . . . . . . . . . .                (172)            50
               Other current assets. . . . . . . . . . . . . . . . . . .                 601           (403)
               Other assets. . . . . . . . . . . . . . . . . . . . . . .                (208)            --
               Accounts payable and accrued liabilities. . . . . . . . .                (755)          (435)
               Deferred revenue. . . . . . . . . . . . . . . . . . . . .                (171)          (170)
                                                                                     --------       -------
          Net cash used in operating activities. . . . . . . . . . . . .              (5,534)        (3,513)
                                                                                     --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments . . . . . . . . . . . . . . . .              (7,806)            --
     Purchases of property and equipment . . . . . . . . . . . . . . . .                (151)          (143)
     Increase in other assets. . . . . . . . . . . . . . . . . . . . . .                 (20)          (234)
                                                                                     --------       -------
          Net cash used in investing activities. . . . . . . . . . . . .              (7,977)          (377)
                                                                                     --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock. . . . . . . . . . . . . . .              32,145             --
     Increase in note payable--Amoco . . . . . . . . . . . . . . . . . .               1,665          3,845
     Expenses funded by Amoco. . . . . . . . . . . . . . . . . . . . . .                 153            100
     Loan repayment to Amoco . . . . . . . . . . . . . . . . . . . . . .              (2,000)            --
                                                                                     --------       -------
          Net cash provided by financing activities. . . . . . . . . . .              31,963          3,945
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . .                 (25)           (82)
                                                                                     --------       -------
Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . .              18,427            (27)
Cash and cash equivalents at beginning of period . . . . . . . . . . . .                 669             48
                                                                                     --------       -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . .             $19,096         $   21
                                                                                     --------       -------
                                                                                     --------       -------

 The accompanying notes are an integral part of these financial statements.

                                    VYSIS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE 1--ORGANIZATION AND BUSINESS:

     Vysis, Inc. ("Vysis" or the "Company") was incorporated in Delaware in 1991. The Company's principal stockholder is Amoco Technology Company ("ATC"), which is a wholly owned subsidiary of Amoco Corporation ("Amoco"). In 1991, ATC acquired from Genzyme its remaining interest in Gene-Trak Systems, a joint venture focused on infectious disease diagnostics originally formed by Amoco and Integrated Genetics in 1986, and established Gene-Trak, Inc., a Delaware corporation, which at that time was named Gene-Trak Systems Corporation. In March 1994, ATC contributed all of its infectious disease business related assets and the stock of Gene-Trak, Inc. to the Company. Also, in March 1994, ATC contributed to the Company all of its genetic disease business related assets, including the stock of Vysis, Inc., an Illinois corporation, which at that time was named Imagenetics Incorporated. In January 1995, ATC contributed to the Company all of the assets of its bioinformatics software activities. All assets contributed by Amoco were recorded by the Company at Amoco's net book value at the date of transfer. All references to Amoco shall mean Amoco Corporation, an Indiana corporation, and its wholly owned subsidiary, Amoco Technology Company, a Delaware corporation.

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

     The Company completed an initial public offering of 3,000,000 shares of its Common Stock (the "Offering") on February 10, 1998, resulting in net cash proceeds of approximately $32.1 million. In connection with the Offering, 6,200,000 and 553,126 shares of Series A and Series B Convertible Preferred Stock, respectively, automatically converted into 4,525,547 and 403,741 shares of Common Stock, respectively. In addition, concurrent with the completion of the Offering, the Company converted $8.1 million of the note payable-Amoco, which was net of a capital contribution of approximately $1.0 million related to the tax effect of including the Company's results of operations through February 10, 1998 in Amoco's consolidated federal income tax return, into 675,000 shares of Common Stock and repaid the remaining note balance of $2.0 million. Upon completion of the Offering, the Company had approximately 9.7 million shares of Common Stock issued and outstanding.

                                    VYSIS, INC.

                                    (UNAUDITED)

NOTE 2--FINANCIAL INFORMATION:

     The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

     In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for a full year.

NOTE 3--NET LOSS PER SHARE:

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share also includes the impact of potential common shares during the period. No reconciliation is presented of basic and diluted net loss per share as potential common shares are antidilutive. Certain prior period amounts have been restated in accordance with SFAS No. 128.

     Pro forma net loss per share for the quarter ended March 31, 1998 was calculated using the weighted average number of common shares outstanding during the period, adjusted for the conversion of the Series A and Series B Convertible Preferred Stock into 4,929,288 shares of Common Stock and for the conversion of $8.1 million of the note payable-Amoco into 675,000 shares of Common Stock, all as of January 1, 1998.

NOTE 4--RECENT ACCOUNTING PRONOUNCEMENT:

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. SFAS No. 131 will be effective for the Company's annual reporting requirements for the 1998 fiscal year. The Company is currently evaluating the impact, if any, this statement will have on disclosures in the notes to its consolidated financial statements.

                                    VYSIS, INC.

                                    (UNAUDITED)


NOTE 5--COMPOSITION OF BALANCE SHEET COMPONENT:

     Inventories consisted of the following (in thousands):

                                             March 31,      December 31,
                                               1998             1997
                                             ---------      -------------
          Raw materials and supplies         $1,009            $1,198
          Finished goods                      1,895             1,535
                                             ------            ------
                                             $2,904            $2,733
                                             ------            ------
                                             ------            ------

NOTE 6--COMPREHENSIVE INCOME:

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in interim and annual financial statements in the same prominence as other interim and annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in interim and annual financial statements. Other comprehensive earnings includes foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale. No statement of comprehensive earnings is presented as the effect of the adoption of this Standard is immaterial to the consolidated financial statements and notes thereto.

NOTE 7--SUBSEQUENT EVENT:

     On April 9, 1998, the Company entered into a definitive agreement with Oncor, Inc. ("Oncor"), ending a patent infringement suit brought by the Company, as exclusive licensee, and the Regents of the University of California (the "University"). The suit asserted that Oncor had infringed U.S. Patent 5,447,841 (the "'841" Patent), covering methods of Fluorescence In Situ Hybridization ("FISH") using gene-specific DNA probes together with
blocking DNA.   Under the agreement, the Company received Oncor's
non-oncology FISH genetic probe business, including existing inventory and associated intellectual property. Further, as part of the settlement, the Company granted Oncor a non-exclusive worldwide, royalty-bearing license in the field of oncology under the '841 patent and other patents and applications for the sale by Oncor of its oncology FISH-based products. The Company and the University shared equally a $500,000 license fee received pursuant to the settlement and will share equally an additional $1.5 million license fee due on April 9, 2000 to maintain this license in force.

                                    VYSIS, INC.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates", "believes", "estimates", "expects", and similar expressions. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in or implied by these statements. These risks and uncertainties include, but are not limited to, the following: the acceptance of DNA based genetic probes by the medical community, the receipt by the Company of necessary regulatory approvals in a timely fashion, compliance by the Company with regulatory requirements, dependence by the Company on gene discovery and disease correlation efforts of others, the acquisition by the Company of rights to develop tests utilizing intellectual property of others, uncertainties relating to the development of new technologies, dependence on the success of collaborative partners and the Company's success in defending its own intellectual property rights and avoiding infringing those of others.

OVERVIEW

     Vysis is a leading genomic disease management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. During March 1998, the Company received registration approval from the Agence du Medicament ("ADM") to market throughout Europe the AneuVysion-TM- EC Assay for Down syndrome and other chromosomal disorders associated with mental retardation and birth defects. In addition, the Company currently anticipates filing a premarket approval ("PMA") application with the U.S. Food and Drug Administration ("FDA") during the second quarter of 1998 for a breast cancer test, the PathVysion-TM- HER-2/neu DNA probe kit, which is intended to rapidly assess the amplification of the HER-2/neu gene for use as a predictive marker for response to chemotherapy. Vysis currently markets five FDA cleared clinical products, including the U.S. version of AneuVysion-TM- which received 510(k) clearance by the FDA in October of 1997, in addition to distributing over 280 research products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 41 countries, including recently signed agreements for distribution in Mexico, Brazil and Southern African countries. It also markets proprietary genetic imaging workstations for clinical and research use, with an installed base of over 440 proprietary genetic workstations in

                                    VYSIS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS--(CONTINUED)

20 countries. The Company also develops, manufactures and commercializes products used by food processors and quality control laboratories for the detection and identification of food-borne pathogens.

RESULTS OF OPERATIONS

     Total revenue for the first quarter of 1998 increased 32.2% to $5.1 million compared to the same quarter in 1997. This increase was primarily attributable to a 39% increase in product sales between the two quarters, partially offset by a slight decline in grant and other revenue. Sales of the Company's food testing products were flat compared to the same period in the prior year. Sales of the Company's genetic testing products accounted for the increase in revenues as a result of increased unit shipments to both domestic and international customers of research and clinical reagents.

     Cost of goods sold increased to $1.8 million for the three months ended March 31, 1998 from $1.6 million for the comparative 1997 period. The increase in cost of goods sold resulted from an increase in the volume of products sold. As a percentage of total revenue, gross profit increased from 59.0% for the first quarter of 1997 to 63.9% for the first quarter of 1998. This increase, offset slightly by the decrease in grant revenue as a percentage of total revenue, is primarily attributable to a shift in the product mix of genetic testing products. In the first quarter of 1998, higher margin reagent sales accounted for a larger percentage of the Company's total product revenues than did instrument sales when compared to the same period of the prior year.

     Research and development expenses were substantially unchanged between the first quarters of 1998 and 1997. When taking into consideration amortization expense of approximately $0.4 million included in the first quarter of 1997 for items fully amortized before the start of 1998, cash expenditures in the first quarter of 1998 increased approximately $0.3 million. This increase in cash expenditures was incurred in line with the expansion of operations.

     Selling, general and administrative expense increased to $5.4 million for the three months ending March 31, 1998 from $3.3 million for the same period of the prior year. This increase was primarily driven by increased legal expenses for the Oncor and CNS litigation matters (see Item 1 in Part
II) and the hiring of additional sales personnel as well as an increase in other expenses incurred in line with the overall expansion of operations.

     Interest income increased from $0 in the first quarter of 1997 to $0.2 million in 1998 due to the investment of the proceeds from the Offering. Interest expense increased by $0.1 million for the same period due to a significantly larger weighted average balance of the note payable-Amoco for the first quarter of 1998 in comparison to the same quarter of 1997.

                                    VYSIS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS--(CONTINUED)

     The Company's results of operations have been included in the consolidated income tax returns of Amoco from inception through February 10, 1998. Accordingly, the Company's domestic net operating losses have been utilized by Amoco and are not available to offset the Company's future taxable income.

     As a result of the Offering, the Company will no longer be included in the Amoco consolidated federal income tax return. Accordingly, net operating losses incurred from February 10, 1998 can be carried forward by the Company to offset future taxable income. A full valuation allowance has been provided for all net deferred tax assets at March 31, 1998 as management does not consider realization of such amounts more likely than not.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Net cash used in operating activities was $5.5 million for the quarter ended March 31, 1998, an increase of $2 million over the same period in 1997 driven primarily by an increase in working capital requirements. Net loss was $4.6 million and $3.6 million for the first quarter of 1998 and 1997, respectively. Depreciation and amortization decreased $0.4 million in the first quarter of 1998 as two significant licenses were fully amortized during 1997. Primary working capital (accounts receivable and inventory, less payables) requirements increased to $1.7 million from $0.2 million in 1997. This increase principally resulted from the increase in accounts receivable due to the increase in total revenues. The combination of the increases in operating cash flow requirements noted above is partially offset by a decrease in other assets. In the first quarter of 1998, certain prepaid Offering costs were reclassified to the equity section of the balance sheet in conjunction with the Offering.

     Net cash flows used in investing activities increased to $8.0 million for the first quarter of 1998 from $0.4 million in the prior year. This increase resulted from the purchase of short-term investments subsequent to the receipt of the proceeds from the Offering.

     Net cash flows provided by financing activities for the first quarter of 1998 were $32.0 million compared to $4.0 million in the first quarter of 1997. The $28.0 million increase resulted from the receipt of $32.1 million in proceeds from the Offering, partially offset by the reduced borrowings from Amoco (which ceased February 10, 1998) and the repayment of the remaining $2.0 million note balance with Amoco.

     The Company believes that the net proceeds from the Offering, and the interest to be earned thereon, will be sufficient to fund the Company's operations well into 1999. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's requirements for additional capital will

                                    VYSIS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS--(CONTINUED)


depend on many other factors, including payments received under existing and potential collaborative agreements; the availability of government research grant payments; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecutions, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, sales and marketing capabilities. To the extent capital resources, including payments from existing and possible future collaborative agreements and grants, together with the net proceeds from the Offering are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies.
There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative agreements on unattractive terms. The Company's inability to raise capital as and when needed would have a material adverse effect on the Company's business, financial condition and the results of operations.

                         PART II.  OTHER INFORMATION

                         ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for discussion of litigation matters relating to the Company. The Company holds contingent rights from the Center for Neurologic Study ("CNS") to a license under U.S. Patent Nos. 4,851,330 and 5,288,611 (the "Kohne Patents") assigned to Gen-Probe, Inc. ("Gen-Probe"). CNS has sued Gen-Probe in California state court challenging Gen-Probe's title to the Kohne Patents. The Company reimburses CNS' legal expenses from this litigation. Although a California state court jury rendered a verdict in December 1997 that certain of CNS' claims of title to the Kohne patents were barred as untimely raised, the court has not yet entered the jury verdict as a final judgment: an issue remains as to whether the jury verdict applied to all of CNS' pending claims. The court has requested further briefing from CNS and Gen-Probe regarding this issue. The additional briefing is expected to be completed by May 15, 1998. There can be no assurances that the Company will acquire rights in the Kohne Patents.

     During the first quarter of 1998, the Company entered into a definitive agreement with Oncor, Inc. ending a patent infringement suit brought by the Company and the Regents and the University of California. (See Note 7 of the Notes to Consolidated Financial Statements in Part I. above for further discussion.)

                                    VYSIS, INC.

                  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the Offering (see Note 1 of the Notes to Consolidated Financial Statements for further discussion), the Company received net proceeds of $32.1 million from the sale of 3,000,000 shares of its Common Stock. From the closing date of the Offering, February 10, 1998 to March 31, 1998, the Company used such net Offering proceeds as follows (in millions):

Purchase of short-term investments and cash equivalents.......      $  27.4
Repayment of note payable-Amoco...............................          2.0
Acceleration of product development, expansion of sales and
 marketing capabilities and funding of increased working
 capital requirements and ongoing operations..................          2.7
                                                                    -------
Total.........................................................      $  32.1
                                                                    =======

     Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the Prospectus for the Offering. Other than the repayment of a note payable to Amoco in the amount of $2 million, none of such amounts (with the exception of salaries and directors' fees incurred in the ordinary course of business) represented direct or indirect payments to (i) directors or officers of the Company or their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or (iii) affiliates of the Company.

                     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     Exhibit 27, Financial Data Schedule (included only in the electronic filing of this document).

REPORTS ON FORM 8-K

     The registrant did not file any reports on Form 8-K during the quarter.

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VYSIS, INC.

Date:  May 12, 1998                By:  /s/ JAMES J. HABSCHMIDT
                                        ---------------------------
                                        Name:  James J. Habschmidt
                                        TITLE: EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER