Form 10-Q
period 1998-06-30
VYSIS INC
filed 1998-08-12
CIK 1016794

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q




                                  QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                            COMMISSION FILE NO. 0-23659



                                    VYSIS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               DELAWARE                                36-3803405
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
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


Number of shares of Common Stock, par value $.001 per share, outstanding as of July 31, 1998: 9,705,629

                                 VYSIS, INC.

                                  FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                        PART I:  FINANCIAL INFORMATION

ITEM 1: Financial Statements
          Consolidated Balance Sheet
            As of June 30, 1998 and December 31, 1997.................    2
          Consolidated Statement of Operations
            For the three months ended June 30, 1998 and 1997 ........    3
          Consolidated Statement of Operations
            For the six months ended June 30, 1998 and 1997 ..........    4
          Consolidated Statement of Cash Flows
            For the six months ended June 30, 1998 and 1997 ..........    5
          Notes to Consolidated Financial Statements .................   6-8

ITEM 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................  8-12

                        PART II:  OTHER INFORMATION

ITEM 1: Legal Proceedings ............................................   13

ITEM 2: Changes in Securities and Use of Proceeds .................... 13-14

ITEM 6: Exhibits and Reports on Form 8-K .............................   14

SIGNATURE ............................................................   15

                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                                 VYSIS, INC.
                (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                          CONSOLIDATED BALANCE SHEET

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                 (UNAUDITED)


                                                                 JUNE 30,  DECEMBER 31,
                                                                   1998        1997
                                                                 --------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ..................................   $ 10,483    $    669
  Short-term investments .....................................     13,346          --
  Accounts receivable, net ...................................      6,386       4,629
  Inventories ................................................      2,840       2,733
  Other current assets .......................................        895       1,108
                                                                 --------  ------------
    Total current assets .....................................     33,950       9,139
Property and equipment, net ..................................      4,335       4,646
Investment ...................................................        513         677
Other assets .................................................      2,092       2,478
                                                                 --------  ------------
    Total assets .............................................   $ 40,890    $ 16,940
                                                                 --------  ------------
                                                                 --------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities ...................   $  8,286    $  8,538
  Note payable--Amoco ........................................         --       9,202
  Deferred revenue ...........................................        270         537
                                                                 --------  ------------
    Total current liabilities ................................      8,556      18,277
                                                                 --------  ------------

Stockholders' equity (deficit):
  Convertible Preferred Stock, $0.001 par value;
    10,000,000 shares authorized:
    Series A; 6,200,000 shares designated; none
    issued and outstanding at June  30, 1998;
    6,200,000 issued and outstanding at December 31, 1997 .....        --           6
    Series B; 553,126 shares designated; none issued and
    outstanding at June 30, 1998; 553,126 issued and
    outstanding at December 31, 1997 ..........................        --           1
  Common stock, $0.001 par value; 35,000,000 shares
    authorized; 9,711,211 issued and outstanding at
    June 30, 1998; 1,071,970 issued and outstanding at
    December 31, 1997 .........................................        10           1
  Additional paid-in capital ..................................    71,670      30,396
  Deferred compensation .......................................      (144)       (206)
  Unrealized gains on investment ..............................       413         577
  Cumulative translation adjustment ...........................      (146)       (241)
  Accumulated deficit .........................................   (39,469)    (31,871)
                                                                 --------  ------------
    Total stockholders' equity (deficit) ......................    32,334      (1,337)
                                                                 --------  ------------
    Total liabilities and stockholders' equity ................  $ 40,890    $ 16,940
                                                                 --------  ------------
                                                                 --------  ------------

   The accompanying notes are an integral part of these financial statements.

                                  VYSIS, INC.
                  (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                       CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------
                                                      1998             1997
                                                   ----------       ----------
Revenues:
  Product sales ..............................       $ 6,286          $ 3,646
  Grant and other revenues ...................           780              601
                                                   ----------       ----------
    Total revenues ...........................         7,066            4,247
Cost of goods sold ...........................         2,596            1,619
                                                   ----------       ----------
Gross profit .................................         4,470            2,628
                                                   ----------       ----------
Operating expenses:
  Research and development ...................         2,900            2,753
  Selling, general and administrative ........         4,937            3,797
                                                   ----------       ----------
    Total operating expenses .................         7,837            6,550
                                                   ----------       ----------
Loss from operations .........................        (3,367)          (3,922)
Interest income ..............................           359               --
Interest expense .............................           (39)             (90)
                                                   ----------       ----------
Net loss .....................................       $(3,047)         $(4,012)
                                                   ----------       ----------
                                                   ----------       ----------
Basic and diluted net loss per share .........       $ (0.31)         $ (3.79)
                                                   ----------       ----------
                                                   ----------       ----------
Shares used in computing basic and diluted
  net loss per share .........................         9,700            1,058


   The accompanying notes are an integral part of these financial statements.

                                 VYSIS, INC.
                (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                       1998             1997
                                                     --------         --------
Revenues:
  Product sales ..................................    $10,845          $ 6,931
  Grant and other revenues .......................      1,272            1,136
                                                     --------         --------
    Total revenues ...............................     12,117            8,067
Cost of goods sold ...............................      4,420            3,184
                                                     --------         --------
Gross profit .....................................      7,697            4,883
                                                     --------         --------
Operating expenses:
  Research and development .......................      5,366            5,313
  Selling, general and administrative ............     10,331            7,077
                                                     --------         --------
    Total operating expenses .....................     15,697           12,390
                                                     --------         --------
Loss from operations .............................     (8,000)          (7,507)
Interest income ..................................        572               --
Interest expense .................................       (170)            (122)
                                                     --------         --------
Net loss .........................................    $(7,598)         $(7,629)
                                                     --------         --------
                                                     --------         --------
Basic and diluted net loss per share .............    $ (0.98)         $ (7.21)
                                                     --------         --------
                                                     --------         --------
Shares used in computing basic and diluted
  net loss per share .............................      7,739            1,058

Pro forma basic and diluted net loss per share ...    $ (0.83)
                                                     --------
                                                     --------
Shares used in computing pro forma basic and
  diluted net loss per share .....................      9,009


   The accompanying notes are an integral part of these financial statements.

                                  VYSIS, INC.
                 (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30,
                                                           --------------------------
                                                             1998              1997
                                                           --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................     $ (7,598)          $(7,629)
  Reconciliation of net loss to net cash used
    in operating activities:
    Depreciation and amortization ....................        1,364             1,676
    Stock compensation ...............................           82                52
    Changes in assets and liabilities:
      Accounts receivable ............................       (1,759)             (190)
      Inventories ....................................          (28)             (291)
      Other current assets ...........................          294               (32)
      Other assets ...................................         (180)               --
      Accounts payable and accrued liabilities .......         (281)             (355)
      Deferred revenue ...............................         (180)             (313)
                                                           --------          --------
    Net cash used in operating activities ............       (8,286)           (7,082)
                                                           --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments ................      (13,346)               --
  Purchases of property and equipment ................         (423)             (200)
  Increase in other assets ...........................         (102)             (296)
                                                           --------          --------
    Net cash used in investing activities ............      (13,871)             (496)
                                                           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .............       32,161                --
  Increase in note payable--Amoco ....................        1,665             7,512
  Expenses funded by Amoco ...........................          153               245
  Loan repayment to Amoco ............................       (2,000)               --
                                                           --------          --------
    Net cash provided by financing activities ........       31,979             7,757
Effect of exchange rate changes on cash ..............           (8)              (56)
                                                           --------          --------
Net increase in cash .................................        9,814               123
Cash and cash equivalents at beginning of period .....          669                48
                                                           --------          --------
Cash and cash equivalents at end of period ...........     $ 10,483           $   171
                                                           --------          --------
                                                           --------          --------


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

     The Company completed an initial public offering of 3,000,000 shares of its Common Stock (the "Offering") on February 10, 1998, resulting in net cash proceeds of approximately $32.1 million. In connection with the Offering, 6,200,000 and 553,126 shares of Series A and Series B Convertible Preferred Stock, respectively, automatically converted into 4,525,547 and 403,741 shares of Common Stock, respectively. In addition, concurrent with the completion of the Offering, the Company converted $8.1 million of the note payable-Amoco, which was net of a capital contribution of approximately $1 million related to the tax effect of including the Company's results of operations through February 10, 1998 in Amoco's consolidated federal income tax return, into 675,000 shares of Common Stock and repaid the remaining note balance of $2.0 million. Upon completion of the Offering, the Company had approximately 9.7 million shares of Common Stock issued and outstanding.

                                  VYSIS, INC.

                                  (UNAUDITED)

NOTE 2--FINANCIAL INFORMATION:

     The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998, as filed with the Securities and Exchange Commission.

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

     Pro forma net loss per share for the six months ended June 30, 1998 was calculated using the weighted average number of common shares outstanding during the period, adjusted for the conversion of the Series A and Series B Convertible Preferred Stock into 4,929,288 shares of Common Stock and for the conversion of $8.1 million of the note payable-Amoco into 675,000 shares of Common Stock, all as of January 1, 1998.

NOTE 4--RECENT ACCOUNTING PRONOUNCEMENTS:

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

                                  VYSIS, INC.

                                  (UNAUDITED)

evaluating the impact, if any, this statement will have on disclosures in the notes to its consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Management of the Company anticipates that, because it does not employ derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 5--COMPOSITION OF BALANCE SHEET COMPONENT:

     Inventories consisted of the following (in thousands):

                                                           June 30,     December 31,
                                                             1998           1997
                                                           --------     ------------
     Raw materials and supplies ......................      $1,045         $1,198
     Finished goods ..................................       1,795          1,535
                                                           --------     ------------
                                                            $2,840         $2,733
                                                           --------     ------------
                                                           --------     ------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results and

                                  VYSIS, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as well as the financial statements of the Company and notes thereto, which were included in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998. This Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates", "believes", "estimates", "expects", and similar expressions. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in or implied by these statements. These risks and uncertainties include, but are not limited to, the following: the acceptance of DNA based genetic probes by the medical community, the receipt by the Company of necessary regulatory approvals in a timely fashion, compliance by the Company with regulatory requirements, dependence by the Company on gene discovery and disease correlation efforts of others, the acquisition by the Company of rights to develop tests utilizing intellectual property of others, uncertainties relating to the development of new technologies, dependence on the success of collaborative partners and the Company's success in defending its own intellectual property rights and avoiding infringing those of others.

OVERVIEW

     Vysis is a leading genomic disease management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. During March 1998, the Company received registration from the Agence du Medicament ("ADM") to market throughout Europe the AneuVysion-TM- EC Assay for Down Syndrome and other chromosomal disorders associated with mental retardation and birth defects. The Company has a pending application for registration with the ADM to market CEP-Registered Trademark- X SpectrumOrange-TM-/Y SpectrumGreen-TM- ("CEP X/Y"), CEP-Registered Trademark- 8 SpectrumOrange-TM-("CEP 8") and CEP-Registered Trademark- 12 SpectrumOrange-TM- ("CEP 12") DNA Probe Kits, in vitro diagnostics, for use as adjuncts to standard cytogenetic analysis to identify and enumerate the presence of chromosomes X, Y, 8 and 12 in bone marrow and blood specimens, thus aiding in the diagnosis and treatment of leukemia patients. During June 1998, the Company filed a premarket approval ("PMA") application with the U.S. Food and Drug Administration ("FDA") for a breast cancer test, the PathVysion-TM- HER-2/neu DNA probe kit, which is intended to rapidly assess the amplification of the HER-2/neu gene for use as a predictive marker for response to chemotherapy. Vysis currently markets five FDA cleared clinical products, including the U.S. versions of CEP X/Y, CEP 8 and CEP 12 and AneuVysion-TM- which received 510(k) clearance by the FDA during 1997, in addition to distributing over 290 research products through its direct sales

                                  VYSIS, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

operations in the United States and Europe and a worldwide distribution network covering 41 countries. It also markets proprietary genetic imaging workstations for clinical and research use, with an installed base of over 510 proprietary genetic workstations in 21 countries. The Company also develops, manufactures and commercializes products used by food processors and quality control laboratories for the detection and identification of food-borne pathogens.

RESULTS OF OPERATIONS

     Total revenues for the three months ending June 30, 1998 increased 66% to $7.1 million compared to the second quarter of 1997. This increase was the result of a 72% increase in product sales, slightly offset by a 30% increase in grant and other revenues. For the six months ended June 30, 1998, total revenues increased 50% to $12.1 million compared to the first half of 1997. This increase for the first six months was the result of a 56% increase in product sales, partially offset by a 12% increase in grant and other revenues. Sales of the Company's genetic testing products increased 86% and 68% for the three months and six months ended June 30, 1998, respectively, in comparison to the related prior year periods. This genetic testing product sales increase accounted for the growth in product revenues during the second quarter as well as the first half of 1998, which were primarily the result of an increased number of shipments of Vysis genetic testing research and clinical reagents to both domestic and international customers. In addition, the increase in genetic testing product revenues during the three and six months ended June 30, 1998 was partially the result of sales attributable to receiving the assets of Oncor, Inc.'s ("Oncor") non-oncology Fluorescence in situ Hybridization ("FISH") business as part of a definitive agreement signed April 9, 1998, which ended a patent infringement suit brought by the Company, as exclusive licensee, and its licensor. See Item 1 in Part II for further discussion of the settlement. Sales of the Company's food testing products for the three and six months ended June 30, 1998 were relatively flat compared to the same periods in the prior year. For the three and six months ended June 30, 1998, grant and other revenues increased $.2 million and $.1 million, respectively, in comparison to respective prior year periods primarily due to $.4 million of nonrecurring license and other revenue related to the Oncor agreement. These were partially offset by a reduction in grant revenue resulting from the completion of one of two United States Department of Commerce research grants.

     Cost of goods sold increased to $2.6 million and $4.4 million for the three and six months ended June 30, 1998, respectively, from $1.6 million and $3.2 million for the comparative 1997 periods. These increases in cost of goods sold resulted from an increase in the volume of products sold. As a percentage of total revenue, gross profit increased to 63.3% and 63.5% for the three and six months ended June 30, 1998, respectively, from 61.9% and 60.5% for the three and six months ended June 30, 1997, respectively. These increases, offset by the decrease in grant revenue as a percentage of total revenues, were primarily attributable to a shift in the product mix of genetic testing products. During the three and six months ended June 30, 1998, higher margin reagent

                                  VYSIS, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

sales accounted for a larger percentage of the Company's total product revenues than did lower margin instrument sales, compared to the same periods of the prior year.

     Operating expenses increased to $7.8 million and $15.7 million for the three and six months ended June 30, 1998, respectively, representing a $1.3 million and $3.3 million increase over the comparative prior year periods. Research and development expenses of $2.9 million and $5.4 million represent an increase of $.1 million for both the three and six months ended June 30, 1998 as compared to the respective prior year periods. Selling, general and administrative expenses increased to $4.9 million and $10.3 million for the three and six months ended June 30, 1998, respectively, representing an increase of $1.1 million and $3.2 million as compared to the respective prior year periods. These overall increases were primarily driven by the expansion of sales and marketing effort as well as an increase in other expenses incurred to manage the overall Company growth and expansion of operations.

     Interest income increased to $.4 million and $.6 million for the three and six months ended June 30, 1998, respectively, representing a $.4 million and $.6 million increase over the comparative prior year periods as a result of the investment of the proceeds from the Offering. For the three months ended June 30, 1998, interest expense decreased slightly as compared to the prior year as the Company no longer carries a balance owed to Amoco as it did in 1997 when it was a wholly owned subsidiary. For the six months ended June 30, 1998, interest expense increased slightly as compared to the first half of 1997 due to the higher weighted average balance of the note payable-Amoco through the Offering date in comparison to the six months ended June 30, 1997.

     The Company's results of operations have been included in the consolidated income tax returns of Amoco from inception through February 10, 1998. Accordingly, the Company's domestic net operating losses through this date have been utilized by Amoco and are not available to offset the Company's future taxable income. As a result of the Offering, the Company will no longer be included in the Amoco consolidated federal income tax return. Accordingly, net operating losses incurred from February 10, 1998 can be carried forward by the Company to offset future taxable income. A full valuation allowance has been provided for all net deferred tax assets at June 30, 1998 as management does not consider realization of such amounts more likely than not.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Net cash used in operating activities was $8.3 million for the six months ended June 30, 1998, an increase of $1.2 million over the same period in 1997 driven primarily by an increase in working capital requirements. Net loss was $7.6 million for each of the respective six month periods ended June 30, 1998 and 1997. Depreciation and amortization decreased $0.3 million in the first half of 1998 primarily as a result of two significant licenses that became fully amortized during 1997. Primary working capital (accounts receivable and inventory, less payables) requirements increased in 1998 to $2.1

                                  VYSIS, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

million from $0.8 million in 1997. This principally resulted from the additional accounts receivable due to the increase in total revenues. In addition, operating cash flow requirements increased as a result of a $.2 million increase in other assets during 1998 as compared to 1997.

     Net cash flows used in investing activities increased to $13.9 million for the first half of 1998 from $0.5 million in the prior year. This increase resulted primarily from the purchase of short-term investments subsequent to the receipt of the proceeds from the Offering.

     Net cash flows provided by financing activities for the first six months of 1998 were $32.0 million compared to $7.8 million in the same period of 1997. The $24.2 million increase resulted from the receipt of $32.1 million in proceeds from the Offering, partially offset by the reduced borrowings from Amoco. Such borrowings ceased February 10, 1998 upon the completion of the Offering, at which time the remaining $2.0 million note balance with Amoco was repaid.

     The Company believes that the net proceeds from the Offering, and the interest to be earned thereon, will be sufficient to fund the Company's operations well into 1999. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's requirements for additional capital will depend on many factors, including payments received under existing and potential collaborative agreements; the availability of government research grant payments; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecutions, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, sales and marketing capabilities. To the extent capital resources, including payments from existing and possible future collaborative agreements and grants, together with the net proceeds from the Offering, are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies.
There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative agreements on unattractive terms. The Company's inability to raise capital as and when needed would have a material adverse effect on the Company's business, financial condition and the results of operations.

                                  VYSIS, INC.

                           PART II.  OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for discussion of litigation matters relating to the Company. The Company holds contingent rights from the Center for Neurologic Study ("CNS") to a license under U.S. Patent Nos. 4,851,330 and 5,288,611 (the "Kohne Patents") assigned to Gen-Probe, Inc. ("Gen-Probe"). CNS has sued Gen-Probe in California state court challenging Gen-Probe's title to the Kohne Patents. The Company reimburses CNS' legal expenses from this litigation. A California state court jury rendered a verdict in December 1997 that certain of CNS' claims of title to the Kohne Patents were barred as untimely raised. Although the California state court has not yet entered the jury verdict as a final judgment, the Company understands that the court dismissed all remaining claims on July 21, 1998. The Company understands that CNS is evaluating its options, including an appeal. There can be no assurances the Company will acquire rights in the Kohne Patents.

On April 9, 1998, the Company entered into a definitive agreement with Oncor, Inc. ("Oncor"), ending a patent infringement suit brought by the Company, as exclusive licensee, and the Regents of the University of California (the "University"). The suit asserted that Oncor had infringed U.S. Patent 5,447,841 (the "'841 Patent"), covering methods of Fluorescence in situ Hybridization ("FISH") using gene-specific DNA probes together with blocking DNA. Under the agreement, the Company received Oncor's non-oncology FISH genetic probe business, including existing inventory and associated intellectual property. Further, as part of the settlement, the Company granted Oncor a non-exclusive, worldwide royalty-bearing license in the field of oncology under the '841 Patent and other patents and applications for the sale by Oncor of its oncology FISH-based products. The Company and the University shared equally a $500,000 license fee received pursuant to the settlement and will share equally an additional $1.5 million license fee due on April 9, 2000 to maintain this license in force.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the Offering (see Note 1 of the Notes to Consolidated Financial Statements for further discussion), the Company received net proceeds of $32.1 million from the sale of 3,000,000 shares of its Common Stock. From the closing date of the Offering, February 10, 1998 to June 30, 1998, the Company used such net offering proceeds as follows (in millions):

                                  VYSIS, INC.

     Purchase of short-term investments and cash equivalents .....    $23.8
     Repayment of note payable-Amoco .............................      2.0
     Acceleration of product development, expansion of sales and marketing capabilities and funding of increased working
       capital requirements and ongoing operations ...............      6.3
                                                                      -----
     Total .......................................................    $32.1
                                                                      -----
                                                                      -----

     Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the Prospectus for the Offering. Other than the repayment of a note payable to Amoco in the amount of $2.0 million, none of such amounts (with the exception of salaries and directors' fees and working capital advances to subsidiaries incurred in the ordinary course of business) represented direct or indirect payments to (i) directors or officers of the Company or their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or (iii) affiliates of the Company.

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


                                       VYSIS, INC.


Date:  August 12, 1998                 By:   /s/ JAMES J. HABSCHMIDT
                                           -----------------------------
                                            Name:  James J. Habschmidt
                                            TITLE: EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER