Form 10-Q
period 1998-09-30
VYSIS INC
filed 1998-11-16
CIK 1016794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                           COMMISSION FILE NO. 0-23659



                                   VYSIS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        DELAWARE                                       36-3803405
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


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

Number of shares of Common Stock, par value $.001 per share, outstanding as of November 12, 1998: 9,759,758

                                   VYSIS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                  PAGE
                          PART I: FINANCIAL INFORMATION
  ITEM 1:    Financial Statements
                  Consolidated Balance Sheet
                       As of September 30, 1998 and December 31, 1997............     2
                  Consolidated Statement of Operations
                       For the three months ended September 30, 1998 and 1997....     3
                  Consolidated Statement of Operations
                       For the nine months ended September 30, 1998 and 1997.....     4
                  Consolidated Statement of Cash Flows
                       For the nine months ended September 30, 1998 and 1997.....     5
                  Notes to Consolidated Financial Statements.....................   6-9

ITEM 2:      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................   9-13

                           PART II: OTHER INFORMATION

ITEM 1:      Legal Proceedings...................................................  13-14

ITEM 2:      Changes in Securities and Use of Proceeds...........................    14

ITEM 4:      Submission of Matters to a Vote of Security Holders.................    15

ITEM 6:      Exhibits and Reports on Form 8-K....................................    15

 SIGNATURE.......................................................................    16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                   VYSIS, INC.
                  (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                           CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                     1998               1997
                                                                                -------------       ------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents .................................................   $ 13,199           $    669
     Short-term investments ....................................................      8,639               --
     Accounts receivable, net ..................................................      5,561              4,629
     Current portion of long-term lease receivables ............................        549               --
     Inventories ...............................................................      2,637              2,733
     Other current assets ......................................................      1,102              1,108
                                                                                   --------           --------
         Total current assets ..................................................     31,687              9,139
Property and equipment, net ....................................................      4,110              4,646
Investment .....................................................................        320                677
Long-term lease receivables ....................................................        839               --
Other assets ...................................................................      2,020              2,478
                                                                                   --------           --------

         Total assets ..........................................................   $ 38,976           $ 16,940
                                                                                   --------           --------
                                                                                   --------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt .........................................   $    534           $   --
     Accounts payable and accrued liabilities ..................................      8,265              8,538
     Note payable--Amoco .......................................................       --                9,202
     Deferred revenue ..........................................................        948                537
                                                                                   --------           --------
         Total current liabilities .............................................      9,747             18,277
                                                                                   --------           --------

Long-term debt .................................................................        664               --
                                                                                   --------           --------

Stockholders' equity (deficit):
     Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized:
     Series A; 6,200,000 shares designated; none issued and outstanding at September 30, 1998; 6,200,000 issued and outstanding at
         December 31, 1997...................,..................................       --                    6
     Series B; 553,126 shares designated; none issued and outstanding at
         September 30, 1998; 553,126 issued and outstanding at December 31,
         1997...................................................................       --                    1
     Common stock, $0.001 par value; 35,000,000 shares authorized; 9,756,669 issued and outstanding at September 30, 1998; 1,071,970
         issued and outstanding at December 31, 1997 ...........................         10                  1
     Additional paid-in capital ................................................     71,712             30,396
     Deferred compensation .....................................................       (109)              (206)
     Unrealized gain on investment .............................................        220                577
     Cumulative translation adjustment .........................................        (77)              (241)
     Accumulated deficit .......................................................    (43,191)           (31,871)
                                                                                   --------           --------
         Total stockholders' equity (deficit) ..................................     28,565             (1,337)
                                                                                   --------           --------
         Total liabilities and stockholders' equity ............................   $ 38,976           $ 16,940
                                                                                   --------           --------
                                                                                   --------           --------

  The accompanying notes are an integral part of these financial statements.

                                   VYSIS, INC.
                  (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                     1998       1997
                                                                    -------    -------
Revenues:
     Product revenue .............................................  $ 4,590    $ 3,627
     Grant and other revenues ....................................      466        531
                                                                    -------    -------
         Total revenues ..........................................    5,056      4,158
Cost of goods sold ...............................................    1,991      1,589
                                                                    -------    -------
Gross profit .....................................................    3,065      2,569
                                                                    -------    -------
Operating expenses:
     Research and development ....................................    2,916      2,449
     Selling, general and administrative .........................    4,182      3,708
                                                                    -------    -------
         Total operating expenses ................................    7,098      6,157
                                                                    -------    -------
Loss from operations .............................................   (4,033)    (3,588)
Interest income ..................................................      454       --
Interest expense .................................................     (143)      (245)
                                                                    -------    -------
Net loss .........................................................  $(3,722)   $(3,833)
                                                                    -------    -------
                                                                    -------    -------
Basic and diluted net loss per share .............................  $ (0.38)   $ (3.62)
                                                                    -------    -------
                                                                    -------    -------

Shares used in computing basic and diluted net loss per share ....    9,729      1,058

  The accompanying notes are an integral part of these financial statements.

                                   VYSIS, INC.
                  (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                      1998        1997
                                                                    --------    --------
Revenues:
     Product revenue .............................................  $ 15,435    $ 10,558
     Grant and other revenues ....................................     1,738       1,667
                                                                    --------    --------
         Total revenues ..........................................    17,173      12,225
Cost of goods sold ...............................................     6,411       4,773
                                                                    --------    --------
Gross profit .....................................................    10,762       7,452
                                                                    --------    --------
Operating expenses:
     Research and development ....................................     8,282       7,762
     Selling, general and administrative .........................    14,513      10,785
                                                                    --------    --------
         Total operating expenses ................................    22,795      18,547
                                                                    --------    --------
Loss from operations .............................................   (12,033)    (11,095)
Interest income ..................................................     1,026        --
Interest expense .................................................      (313)       (367)
                                                                    --------    --------
Net loss .........................................................  $(11,320)   $(11,462)
                                                                    --------    --------
                                                                    --------    --------
Basic and diluted net loss per share .............................  $  (1.35)   $ (10.83)
                                                                    --------    --------
                                                                    --------    --------

Shares used in computing basic and diluted net loss per share ....     8,410       1,058

Pro forma basic and diluted net loss per share ...................  $  (1.21)
                                                                    --------
                                                                    --------
Shares used in computing pro forma basic and diluted net loss
per share ........................................................    9,252

  The accompanying notes are an integral part of these financial statements.

                                   VYSIS, INC.
                  (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                         1998        1997
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .......................................................  $(11,320)   $(11,462)
     Reconciliation of net loss to net cash used in operating
         activities:
         Depreciation and amortization ..............................     1,713       2,360
         Loss on disposition of property and equipment ..............      --             5
         Stock compensation .........................................       117         108
         Changes in assets and liabilities:
              Accounts receivable ...................................      (709)       (756)
              Inventories ...........................................       186        (380)
              Other current assets ..................................       108        (176)
              Lease receivables .....................................    (1,388)       --
              Other assets ..........................................      (151)       --
              Accounts payable and accrued liabilities ..............      (426)       (178)
              Deferred revenue ......................................       397         145
                                                                       --------    --------
         Net cash used in operating activities ......................   (11,473)    (10,334)
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of short-term investments .............     8,469        --
     Purchases of short-term investments ............................   (17,108)       --
     Purchases of property and equipment ............................      (534)       (249)
     Proceeds from the sale of property and equipment ...............      --             7
     Increase in other assets .......................................       (82)       (629)
                                                                       --------    --------
         Net cash used in investing activities ......................    (9,255)       (871)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock .........................    32,142        --
     Proceeds from option plan exercises ............................        60           8
     Increase in note payable--Amoco ................................     1,665      10,939
     Expenses funded by Amoco .......................................       153         509
     Loan repayment to Amoco ........................................    (2,000)       --
     Proceeds from long-term borrowings .............................     1,488        --
     Principal payments on long-term borrowings .....................      (287)       --
                                                                       --------    --------
         Net cash provided by financing activities ..................    33,221      11,456
Effect of exchange rate changes on cash .............................        37          (5)
                                                                       --------    --------
Net increase in cash ................................................    12,530         246
Cash and cash equivalents at beginning of period ....................       669          48
                                                                       --------    --------
Cash and cash equivalents at end of period ..........................  $ 13,199    $    294
                                                                       --------    --------
                                                                       --------    --------

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

                                   VYSIS, INC.

                                   (UNAUDITED)


NOTE 2--FINANCIAL INFORMATION:

         The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 1998 and June 30, 1998, as filed with the Securities and Exchange Commission.

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

         Pro forma net loss per share for the nine months ended September 30, 1998 was calculated using the weighted average number of common shares outstanding during the period, adjusted for the conversion of the Series A and Series B Convertible Preferred Stock into 4,929,288 shares of Common Stock and for the conversion of $8.1 million of the note payable-Amoco into 675,000 shares of Common Stock, all as of January 1, 1998.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Management of the Company anticipates that, due to its nonuse of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 5--COMPOSITION OF BALANCE SHEET COMPONENT:

         Inventories consisted of the following (in thousands):


                                                      September 30,   December 31,
                                                          1998           1997
                                                      -------------   ------------

 Raw materials and supplies...................            $1,040          $1,198
 Finished goods...............................             1,597           1,535
                                                          ------          ------
                                                          $2,637          $2,733
                                                          ------          ------
                                                          ------          ------

NOTE 6--LEASE RECEIVABLES AND LONG-TERM DEBT:

        A wholly-owned foreign subsidiary of the Company has entered into certain sales-type leasing transactions with customers. In order to comply with local regulations with respect to such leasing transactions, the subsidiary must borrow money and has assigned to the lender a security interest in the lease receivables and related equipment. The debt is payable in monthly or quarterly installments, matures over the next three years and bears interest at rates ranging from 6.4% to 9.5%. The aggregate maturities of gross lease receivables and long-term debt for the years ending September 30, are as follows:


                                                           Gross      Long-Term
                                                        Receivables      Debt
                                                        -----------   ---------
            1999...................................       $  621       $  534
            2000...................................          566          510
            2001...................................          284          154
                                                          ------       ------
                                                          $1,471       $1,198
                                                          ------       ------
                                                          ------       ------

         The components of net lease receivables are as follows:

                                   VYSIS, INC.

                                   (UNAUDITED)



                                                               September 30,
                                                                   1998
                                                               -------------
          Gross lease receivables.........................        $1,471
          Unearned income.................................           (83)
                                                                  ------
                                                                  $1,388
                                                                  ------
                                                                  ------

NOTE 7--COMPREHENSIVE INCOME:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as well as the financial statements of the Company and notes thereto, which were included in the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 1998 and June 30, 1998. This Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates", "believes", "estimates", "expects", and similar expressions. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in or implied by

                                   VYSIS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


these statements. These risks and uncertainties include, but are not limited to, the following: the acceptance of DNA based genetic probes by the medical community, the receipt by the Company of necessary regulatory approvals in a timely fashion, compliance by the Company with regulatory requirements, dependence by the Company on gene discovery and disease correlation efforts of others, the acquisition by the Company of rights to develop tests utilizing intellectual property of others, uncertainties relating to the development of new technologies, dependence on the success of collaborative partners and the Company's success in defending its own intellectual property rights and avoiding infringing those of others.

OVERVIEW

         Vysis is a leading genomic disease management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. The Company currently markets clinical products cleared by the U.S. Food and Drug Administration and the French Agence du Medicament, and a line of research products, imaging workstations and other instruments for genetic analysis. During March 1998, the Company received registration from the Agence du Medicament ("ADM") to market throughout Europe the AneuVysion-TM- EC Assay for Down Syndrome and other chromosomal disorders associated with mental retardation and birth defects. The Company has a pending application for registration with the ADM to market CEP-Registered Trademark- X SpectrumOrange-TM-/Y SpectrumGreen-TM- ("CEP X/Y"), CEP-Registered Trademark- 8 SpectrumOrange-TM- ("CEP 8") and CEP-Registered Trademark- 12 SpectrumOrange-TM- ("CEP 12") DNA Probe Kits, IN VITRO diagnostics, for use as adjuncts to standard cytogenetic analysis to identify and enumerate the presence of chromosomes X, Y, 8 and 12 in bone marrow and blood specimens, thus aiding in the diagnosis and treatment of leukemia patients. During November 1998, the Immunology Devices Panel of the U.S. Food and Drug Administration ("FDA") unanimously recommended FDA conditional approval of the Company's PathVysion-TM- HER-2 DNA probe kit, which is intended to detect and rapidly assess the amplification of the HER-2 gene for use as a predictive marker for response to adriamycin based chemotherapy in node positive Stage II breast cancer patients. Vysis currently markets five FDA cleared clinical products, including the U.S. versions of CEP X/Y, CEP 8 and CEP 12 and AneuVysion-TM- which received 510(k) clearance by the FDA during 1997, and over 310 research products. The company has direct sales operations in the United States and Europe, a marketing partnership in Japan with Fujisawa Pharmaceutical Co., and a worldwide distribution network.

RESULTS OF OPERATIONS

        Product revenue for the three months ending September 30, 1998 was $4.6 million, an increase of 27% compared to the third quarter of 1997, while grant and other revenues of $0.5 million represented a 12% decrease as compared to the prior year

                                   VYSIS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


quarter. As a result, total revenues for the third quarter increased by 22% to $5.1 million in comparison to $4.2 million in the prior year quarter. For the nine months ended September 30, 1998, product revenue increased 46% to $15.4 million over the same prior year period, while grant and other revenues increased 4% to $1.7 million. As a result, total revenues for the first three quarters of 1998 increased by 40% to $17.2 million as compared to $12.2 million in the prior year period. The growth in product revenue during the third quarter as well as the first nine months of 1998 was primarily the result of an increased number of shipments of Vysis developed research and clinical reagents to both domestic and international customers. In addition, the increase in genetic testing product revenue during the nine months ended September 30, 1998 was partially the result of sales attributable to receiving Oncor Inc.'s ("Oncor") non-oncology Fluorescence IN SITU Hybridization ("FISH") business as part of a settlement agreement ending a patent infringement suit brought by the Company, as exclusive licensee, and its licensor against Oncor, Inc. For the three months ended September 30, 1998, grant and other revenues decreased $0.1 million primarily due to the completion in 1998 of two United States' Department of Commerce research grants. For the nine months ended September 30, 1998, grant and other revenues increased $0.1 million primarily due to nonrecurring license and other revenues related to the previously mentioned agreement with Oncor, partially offset by the aforementioned completion of the two research grants.

        Cost of goods sold increased to $2.0 million and $6.4 million for the three and nine months ended September 30, 1998, respectively, from $1.6 million and $4.8 million for the comparative 1997 periods. The increase in cost of goods sold during the three and nine month periods resulted from an increase in the volume of products sold. As a percentage of total revenue, gross profit decreased to 60.6% for the third quarter of 1998 from 61.8% for the comparative 1997 period primarily due to the previously mentioned reduction in grant and other revenues. For the nine months ended September 30, 1998, the gross margin percentage increased to 62.7% as compared to 61.0% for the same period in 1997, primarily attributable to higher margin reagent revenue accounting for a larger percentage of the Company's total product revenue than did lower margin instrument revenue.

        Operating expenses increased to $7.1 million and $22.8 million for the three and nine months ended September 30, 1998, respectively, representing a $0.9 million and $4.2 million increase over the comparative prior year periods. Research and development expenses of $2.9 million and $8.3 million for the three and nine months ended September 30, 1998, respectively, represent an increase of $0.4 million and $0.5 million as compared to the respective prior year periods. Selling, general and administrative expenses increased to $4.2 million and $14.5 million for the three and nine months ended September 30, 1998, respectively, representing an increase of $0.5 million and $3.7 million as compared to the respective prior year periods. These operating expense increases were primarily driven by increased research and development activities, the expansion of sales and marketing efforts and additional general and administrative expenses incurred to manage the overall Company growth and expansion of operations.

                                   VYSIS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


        Interest income increased to $0.5 million and $1.0 million for the three and nine months ended September 30, 1998, respectively, representing a $0.5 million and $1.0 million increase over the comparative prior year periods primarily as a result of the investment of the proceeds from the Offering.
For the three and nine months ended September 30, 1998, interest expense decreased slightly as compared to the prior year primarily due to the Company no longer carrying a balance due to Amoco as it did in 1997 when it was a wholly owned subsidiary.

         The Company's results of operations have been included in the consolidated income tax returns of Amoco from inception through February 10, 1998. Accordingly, the Company's domestic net operating losses through this date have been utilized by Amoco and are not available to offset the Company's future taxable income. As a result of the Offering, the Company will no longer be included in the Amoco consolidated federal income tax return. Accordingly, net operating losses incurred from February 10, 1998 can be carried forward by the Company to offset future taxable income. A full valuation allowance has been provided for all net deferred tax assets at September 30, 1998 as management does not consider realization of such amounts more likely than not.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

        Net cash used in operating activities was $11.5 million for the nine months ended September 30, 1998, an increase of $1.1 million over the same period in 1997 driven primarily by an increase in working capital requirements. Net loss was $11.3 million and $11.5 million for the nine months ended September 30, 1998 and 1997, respectively. Depreciation and amortization decreased $0.6 million during the first nine months of 1998 primarily as a result of two significant licenses that became fully amortized during 1997. Primary working capital (accounts and lease receivables and inventories, less accounts payables and accrued liabilities) requirements increased in 1998 to $2.3 million from $1.3 million in 1997 primarily due to an increase in receivables. In addition, operating cash flow requirements decreased as a result of a $.3 million increase in deferred revenue during 1998 as compared to 1997.

        Net cash flows used in investing activities increased to $9.3 million for the first nine months of 1998 from $0.9 million in the prior year. This increase resulted primarily from the purchase of short-term investments, net of proceeds from maturities, as a result of investing a portion of the proceeds from the Offering.

        Net cash flows provided by financing activities for the first nine months of 1998 were $33.2 million, an increase of $21.8 million over the prior year period. This increase primarily resulted from the receipt of $32.1 million in proceeds from the Offering and $1.2 million of long-term debt borrowings, net of repayments (see Note 6 for further discussion of long-term debt), partially offset by the reduced borrowings from Amoco. Such borrowings from Amoco ceased February 10, 1998, upon the completion of the Offering at which time the remaining $2.0 million note balance with Amoco was repaid.

                                   VYSIS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


        The Company believes that the net proceeds from the Offering, and the interest to be earned thereon, will be sufficient to fund the Company's operations well into 2000. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's requirements for additional capital will depend on many other factors, including payments received under existing and potential collaborative agreements; the availability of government research grant payments; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecutions, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, sales and marketing capabilities. To the extent capital resources, including payments from existing and possible future collaborative agreements and grants, together with the net proceeds from the Offering are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative agreements on unattractive terms. The Company's inability to raise capital as and when needed would have a material adverse effect on the Company's business, financial condition and the results of operations.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

        Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for discussion of litigation matters relating to the Company. The Company holds contingent rights from the Center for Neurologic Study ("CNS") to a license under U.S. Patent Nos. 4,851,330 and 5,288,611 (the "Kohne Patents") assigned to Gen-Probe, Inc. ("Gen-Probe"). CNS has sued Gen-Probe in California state court challenging Gen-Probe's title to the Kohne Patents. The Company reimburses CNS' legal expenses from this litigation. A California state court jury rendered a verdict in December 1997 that certain of CNS' claims of title to the Kohne Patents were barred as untimely raised. The Company understands that the court dismissed all remaining claims on July 21, 1998 and that a final judgment has now been entered in CNS' matter. The Company understands that

                                   VYSIS, INC.

CNS has filed a notice of appeal and continues to evaluate its options. There can be no assurances the Company will acquire rights in the Kohne Patents.

        The Company and other parties have been defendants in a suit pending in the United States District Court in the Southern District of California (San Diego). The suit was brought by Gen-Probe, Inc. and alleged infringement of the Kohne Patents and various claims that the defendants competed unfairly with Gen-Probe. The suit had been stayed pending the outcome of the suit filed by CNS. That stay was lifted recently and Gen-Probe has filed an amended complaint. The amended complaint alleges that the Company, Amoco Corporation and Amoco Technology Company induced infringement of the Kohne Patents at issue in the earlier complaint. The amended complaint further alleges direct infringement by the Company's subsidiary Gene-Trak, Inc. and its division Gene-Trak Systems Industrial Diagnostics. No other claims are pending in Gen-Probe's complaint at this time. The Company has not yet filed an answer to the complaint and intends to vigorously contest this action.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In connection with the Offering (see Note 1 of the Notes to Consolidated Financial Statements for further discussion), the Company received net proceeds of $32.1 million from the sale of 3,000,000 shares of its Common Stock. From the closing date of the Offering, February 10, 1998 to September 30, 1998, the Company used such net offering proceeds as follows (in millions):


 Purchase of short-term investments and cash equivalents........      $21.8
 Repayment of note payable-Amoco................................        2.0
 Acceleration of product development, expansion of sales and marketing capabilities and funding of increased working
     capital requirements and ongoing operations................        8.3
                                                                      -----

 Total..........................................................      $32.1
                                                                      -----
                                                                      -----

        Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the Prospectus for the Offering. Other than the repayment of a note payable to Amoco in the amount of $2 million, none of such amounts (with the exception of salaries and directors' fees and working capital advances to affiliates incurred in the ordinary course of business) represented direct or indirect payments to (i) directors or officers of the Company or their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or (iii) affiliates of the Company.

                                   VYSIS, INC.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On or about July 1, 1998, proxy materials were distributed to all shareholders of record as of the close of business on June 26, 1998. The results of the shareholders' votes were disclosed at the 1998 annual meeting of shareholders (the "Annual Meeting") of the Company which convened on July 22, 1998.

        At the Annual Meeting, the following individuals were elected by the votes indicated as directors of the Company until the 1999 Annual Meeting and their successors have been elected and qualified:


              Nominee                           For                           Withheld
        ------------------------              -------                       ------------
        Robert C. Carr                       8,945,993                         2,500
        William M. Bartlett                  8,946,193                         2.300
        John L. Bishop                       8,946,193                         2,300
        Kenneth L. Melmon                    8,946,193                         2,300
        Walter R. Quanstrom                  8,945,993                         2,500
        Frank J. Sroka                       8,945,993                         2,500
        Richard C. Williams                  8,946,193                         2,300

        The other item acted upon at the Annual Meeting was the adoption of the 1998 Long Term Incentive Plan (the "Plan") described in the proxy materials. The plan was approved by the following vote:


             For                Against             Abstained               Non-vote
        -------------         -----------         -------------           ------------
          7,197,421             648,297               4,300                 1,098,475

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

                                   VYSIS, INC.



Date:  November 13, 1998           By:      /s/ JAMES J. HABSCHMIDT
                                      -------------------------------------
                                      Name:  James J. Habschmidt
                                      TITLE: EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER