Form 10-Q/A
period 1998-09-30
VYSIS INC
filed 1999-03-10
CIK 1016794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of shares of Common Stock, par value $.001 per share, outstanding as of November 12, 1998: 9,759,758

                                   VYSIS, INC.

                                   FORM 10-Q/A

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                           -----

                          PART I: FINANCIAL INFORMATION

ITEM 1:  Financial Statements

            Consolidated Balance Sheet
                 As of September 30, 1998 and December 31, 1997...........     2
            Consolidated Statement of Operations
                 For the three months ended September 30, 1998 and 1997...     3
            Consolidated Statement of Operations
                 For the nine months ended September 30, 1998 and 1997 ...     4
            Consolidated Statement of Cash Flows
                 For the nine months ended September 30, 1998 and 1997 ...     5
            Notes to Consolidated Financial Statements....................   6-9

ITEM 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................  9-15

                        PART II: OTHER INFORMATION

ITEM 1:     Legal Proceedings.............................................    15

ITEM 2:     Changes in Securities and Use of Proceeds.....................    16

ITEM 4:     Submission of Matters to a Vote of Security Holders........... 16-17

ITEM 6:     Exhibits and Reports on Form 8-K..............................    17

SIGNATURE.................................................................    18



     The accompany notes are an integral part of these financial statements

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                   VYSIS, INC.

                  (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                           CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                                      1998                1997
                                                                                 ---------------     ---------------
                                                                                   (UNAUDITED)
ASSETS
Current assets:

     Cash and cash equivalents..................................................         $ 13,199          $      669
     Short-term investments.....................................................            8,639                 ---
     Accounts receivable, net...................................................            5,561               4,629
     Current portion of long-term lease receivables.............................              549                 ---
     Inventories................................................................            2,637               2,733
     Other current assets.......................................................            1,102               1,108
                                                                                   --------------     ---------------
         Total current assets...................................................           31,687               9,139
Property and equipment, net.....................................................            4,110               4,646
Investment......................................................................              320                 677
Long-term lease receivables.....................................................              839                 ---
Other assets....................................................................            2,020               2,478
                                                                                   --------------     ---------------
                                                                                   --------------     ---------------
         Total assets...........................................................         $ 38,976          $   16,940
                                                                                   --------------     ---------------
                                                                                   --------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

     Current portion of long-term debt..........................................         $    534          $      ---
     Accounts payable and accrued liabilities...................................            8,265               8,538
     Note payable--Amoco........................................................              ---               9,202
     Deferred revenue...........................................................              948                 537
                                                                                   --------------     ---------------
         Total current liabilities..............................................            9,747              18,277
                                                                                   --------------     ---------------

Long-term debt..................................................................              664                 ---
                                                                                   --------------     ---------------

Stockholders' equity (deficit):

     Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized: Series A; 6,200,000 shares designated; none issued and outstanding at September 30, 1998; 6,200,000 issued and outstanding at
         December 31, 1997.......................................................             ---                   6

         Series B; 553,126 shares designated; none issued and outstanding at
         September 30, 1998; 553,126 issued and outstanding at December 31,                   ---                   1
         1997....................................................................
     Common stock, $0.001 par value; 35,000,000 shares authorized; 9,756,669 issued and outstanding at September 30, 1998; 1,071,970
         issued and outstanding at December 31, 1997.............................              10                   1
     Additional paid-in capital..................................................          71,712              30,396
     Deferred compensation.......................................................            (109)               (206)
     Unrealized gain on investment...............................................             220                 577
     Cumulative translation adjustment...........................................             (77)               (241)
     Accumulated deficit.........................................................         (43,191)            (31,871)
                                                                                   --------------     ---------------
         Total stockholders' equity (deficit)....................................          28,565              (1,337)
                                                                                   --------------     ---------------
                                                                                   --------------     ---------------
         Total liabilities and stockholders' equity..............................        $ 38,976          $   16,940
                                                                                   --------------     ---------------
                                                                                   --------------     ---------------

   The accompanying notes are an integral part of these financial statements.

                                   VYSIS, INC.
                  (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                        -----------------------------------------
                                                                             1998                     1997
                                                                        ----------------        -----------------
Revenues:

     Product revenue...............................................              $ 4,590                $ 3,627
     Grant and other revenues......................................                  466                    531
                                                                        ----------------        -----------------
         Total revenues............................................                5,056                  4,158
Cost of goods sold.................................................                1,991                  1,589
                                                                        ----------------        -----------------
Gross profit.......................................................                3,065                  2,569
                                                                        ----------------        -----------------
Operating expenses:

     Research and development......................................                2,916                  2,449
     Selling, general and administrative...........................                4,182                  3,708
                                                                        ----------------        -----------------
         Total operating expenses..................................                7,098                  6,157
                                                                        ----------------        -----------------
Loss from operations...............................................               (4,033)                (3,588)
Interest income....................................................                  454                    ---
Interest expense...................................................                 (143)                  (245)
                                                                        ----------------        -----------------
Net loss...........................................................              $(3,722)               $(3,833)
                                                                        ----------------        -----------------
                                                                        ----------------        -----------------
Basic and diluted net loss per share...............................              $ (0.38)               $  (3.62)
                                                                        ----------------        -----------------
                                                                        ----------------        -----------------

Shares used in computing basic and diluted net loss per share......                9,729                  1,058


   The accompanying notes are an integral part of these financial statements.

                                   VYSIS, INC.
                  (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -----------------------------------------
                                                                                          1998                     1997
                                                                                     ----------------        -----------------
Revenues:

     Product revenue.........................................................               $15,435               $ 10,558
     Grant and other revenues................................................                 1,738                  1,667
                                                                                     ----------------        -----------------
         Total revenues......................................................                17,173                 12,225
Cost of goods sold...........................................................                 6,411                  4,773
                                                                                     ----------------        -----------------
Gross profit.................................................................                10,762                  7,452
                                                                                     ----------------        -----------------
Operating expenses:

     Research and development................................................                 8,282                  7,762
     Selling, general and administrative.....................................                14,513                 10,785
                                                                                     ----------------        -----------------
         Total operating expenses............................................                22,795                 18,547
                                                                                     ----------------        -----------------
Loss from operations.........................................................               (12,033)               (11,095)
Interest income..............................................................                 1,026                    ---
Interest expense.............................................................                  (313)                  (367)
                                                                                     ----------------        -----------------
Net loss.....................................................................              $(11,320)              $(11,462)
                                                                                     ----------------        -----------------
                                                                                     ----------------        -----------------
Basic and diluted net loss per share.........................................               $ (1.35)              $  (10.83)
                                                                                     ----------------        -----------------
                                                                                     ----------------        -----------------
Shares used in computing basic and diluted net loss per share................                 8,410                  1,058

Pro forma basic and diluted net loss per share...............................               $ (1.21)
                                                                                     ----------------
                                                                                     ----------------
Shares used in computing pro forma basic and diluted net loss per share                       9,252

   The accompanying notes are an integral part of these financial statements.

                                   VYSIS, INC.
                  (AN INDIRECT SUBSIDIARY OF AMOCO CORPORATION)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    ------------------------------------------
                                                                                          1998                     1997
                                                                                    -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss................................................................            $(11,320)                $(11,462)
     Reconciliation of net loss to net cash used in operating
         activities:

         Depreciation and amortization.......................................               1,713                    2,360
         Loss on disposition of property and equipment.......................                 ---                        5
         Stock compensation..................................................                 117                      108
         Changes in assets and liabilities:

              Accounts receivable............................................                (709)                    (756)
              Inventories....................................................                 186                     (380)
              Other current assets...........................................                 108                     (176)
              Lease receivables..............................................              (1,388)                     ---
              Other assets...................................................                (151)                     ---
              Accounts payable and accrued liabilities.......................                (426)                    (178)
              Deferred revenue...............................................                 397                      145
                                                                                    -----------------        -----------------
         Net cash used in operating activities...............................             (11,473)                 (10,334)
                                                                                    -----------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from maturities of short-term investments......................               8,469                      ---
     Purchases of short-term investments.....................................             (17,108)                     ---
     Purchases of property and equipment.....................................                (534)                    (249)
     Proceeds from the sale of property and equipment........................                 ---                        7
     Increase in other assets................................................                 (82)                    (629)
                                                                                    -----------------        -----------------
         Net cash used in investing activities...............................              (9,255)                    (871)
                                                                                    -----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock..................................              32,142                      ---
     Proceeds from option plan exercises.....................................                  60                        8
     Increase in note payable--Amoco.........................................               1,665                   10,939
     Expenses funded by Amoco................................................                 153                      509
     Loan repayment to Amoco.................................................              (2,000)                     ---
     Proceeds from long-term borrowings......................................               1,488                      ---
     Principal payments on long-term borrowings..............................                (287)                     ---
                                                                                    -----------------        -----------------
         Net cash provided by financing activities...........................              33,221                   11,456
Effect of exchange rate changes on cash......................................                  37                       (5)
                                                                                    -----------------        -----------------
Net increase in cash.........................................................              12,530                      246
Cash and cash equivalents at beginning of period.............................                 669                       48
                                                                                    -----------------        -----------------
Cash and cash equivalents at end of period...................................             $13,199               $      294
                                                                                    -----------------        -----------------
                                                                                    -----------------        -----------------

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

NOTE 5--COMPOSITION OF BALANCE SHEET COMPONENT:

     Inventories consisted of the following (in thousands):


                                                             September 30,          December 31,
                                                                 1998                   1997
                                                           ------------------     ------------------

       Raw materials and supplies................               $1,040                $1,198
       Finished goods...............................             1,597                 1,535
                                                           ------------------     ------------------
                                                                $2,637                $2,733
                                                           ------------------     ------------------
                                                           ------------------     ------------------

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


                                                                  Gross                Long-Term
                                                                Receivables               Debt
                                                             ------------------     ------------------
    1999................................................           $ 621                 $ 534
    2000................................................             566                   510
    2001................................................             284                   154
                                                             ------------------     ------------------
                                                                  $1,471                $1,198
                                                             ------------------     ------------------
                                                             ------------------     ------------------

     The components of net lease receivables are as follows:

                                   VYSIS, INC.

                                   (UNAUDITED)


                                                                       September 30,
                                                                           1998
                                                                    -------------------

         Gross lease receivables........................                  $1,471
         Unearned income................................                     (83)
                                                                    -------------------
                                                                          $1,388
                                                                    -------------------
                                                                    -------------------

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

OVERVIEW

     Vysis is a leading genomic disease management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. The Company currently markets clinical products cleared by the U.S. Food and Drug Administration and the French Agence du Medicament, and a line of research products, imaging workstations and other instruments for genetic analysis. During March 1998, the Company received registration from the Agence du Medicament ("ADM") to market throughout Europe the AneuVysion-TM-EC Assay for Down Syndrome and other chromosomal disorders associated with mental retardation and birth defects. The Company has a pending application for registration with the ADM to market CEP-Registered Trademark- X SpectrumOrange-TM-/Y SpectrumGreen-TM- ("CEP X/Y"), CEP-Registered Trademark- 8 SpectrumOrange-TM- ("CEP 8") and CEP-Registered Trademark-12 SpectrumOrange-TM- ("CEP 12") DNA Probe Kits, IN VITRO diagnostics, for use as adjuncts to standard cytogenetic analysis to identify and enumerate the presence of chromosomes X, Y, 8 and 12 in bone marrow and blood specimens, thus aiding in the diagnosis and treatment of leukemia patients. During November 1998, the Immunology Devices Panel of the U.S. Food and Drug Administration ("FDA") unanimously recommended FDA conditional approval of the Company's PathVysion-TM- HER-2 DNA probe kit, which is intended to detect and rapidly assess the amplification of the HER-2 gene for use as a predictive marker for response to adriamycin based chemotherapy in node positive Stage II breast cancer patients. Vysis currently markets five FDA cleared clinical products, including the U.S. versions of CEP X/Y, CEP 8 and CEP 12 and AneuVysion-TM-which received 510(k) clearance by the FDA during 1997, and over 310 research products. The company has direct sales operations in the United States and Europe, a marketing partnership in Japan with Fujisawa Pharmaceutical Co., and a worldwide distribution network.

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

READINESS FOR THE YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements.

     The Company is in the process of evaluating the Year 2000 readiness of the software products sold by the Company ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as manufacturing/facility related equipment and other systems that could impact the operations of the Company. The Company currently anticipates that this project will consist of the following phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing where necessary; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures.

                                   VYSIS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     The Company completed the review of all current versions of its Products and believes that all Products are Year 2000 compliant. With respect to IT Systems, the Company has developed a plan to make its systems Year 2000 compliant and has begun implementation of the plan during the first quarter of 1999. The Company's current IT Systems related to manufacturing are already Year 2000 compliant. To implement the other IT Systems modules for Year 2000 compliance requires an upgrade to a more current version of the existing software, which was supplied to the Company at no charge. However, the Company has elected to use this opportunity to upgrade all modules to the most current version offered by the software vendor. The Company currently expects this project to be substantially complete by the third quarter of 1999. Once installed and operational, the Company will assess the need to develop contingency plans related to these IT Systems. The Company does not expect this project to have a significant impact on its information technology ("IT") budget or other non-related IT projects, as discussed below. The Company will continue to implement IT systems with strategic value and has started to implement a new European management information system which is expected to also be completed in 1999.

     In the area of non-IT Systems, the Company relies, both domestically and internationally, upon various vendors, government agencies, research institutions, utility companies, telecommunications service companies, delivery service companies, and other material and service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations. The Company has initiated formal communications with significant vendors and customers to determine the extent of which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond the Company's control. To the extent that the Company does not receive adequate responses by early 1999, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than mid-1999. At this time, the Company cannot estimate the additional cost, if any, that might develop from such contingency plans. With respect to the manufacturing/ facility related equipment and other systems, the Company is in the process of assessing these systems for Year 2000 compliance.

     To date, the Company has not incurred any significant expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its Products, IT Systems, non-IT Systems, and general Year 2000 compliance matters. Absent a significant Year 2000 compliance deficiency, the Company currently estimates that the cost to complete its Year 2000 compliance programs, including updating its IT System modules to the most current version available, will be less than $100,000 of expense and $75,000 of capitalized costs.

                                   VYSIS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     Breakdowns in the Company's IT Systems and non-IT Systems, such as its manufacturing application software and the computer chips embedded in its plant equipment, as well as other Year 2000-related problems such as disruptions in the delivery of materials, power, heat or water to the Company's facilities, could prevent the Company from being able to manufacture and ship its products. If the Company were to fail to correct a material Year 2000 problem, its normal business activities and operations could be interrupted. Such interruptions could materially and adversely affect the Company's results of operations, liquidity and financial condition.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for discussion of litigation matters relating to the Company. The Company holds contingent rights from the Center for Neurologic Study ("CNS") to a license under U.S. Patent Nos. 4,851,330 and 5,288,611 (the "Kohne Patents") assigned to Gen-Probe, Inc. ("Gen-Probe"). CNS has sued Gen-Probe in California state court challenging Gen-Probe's title to the Kohne Patents. The Company reimburses CNS' legal expenses from this litigation. A California state court jury rendered a verdict in December 1997 that certain of CNS' claims of title to the Kohne Patents were barred as untimely raised. The Company understands that the court dismissed all remaining claims on July 21, 1998 and that a final judgment has now been entered in CNS' matter. The Company understands that CNS has filed a notice of appeal and continues to evaluate its options. There can be no assurances the Company will acquire rights in the Kohne Patents.

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

                                   VYSIS, INC.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the Offering (see Note 1 of the Notes to Consolidated Financial Statements for further discussion), the Company received net proceeds of $32.1 million from the sale of 3,000,000 shares of its Common Stock. From the closing date of the Offering, February 10, 1998 to September 30, 1998, the Company used such net offering proceeds as follows (in millions):


 Purchase of short-term investments and cash equivalents......................     $     21.8
 Repayment of note payable-Amoco..............................................            2.0
 Acceleration of product development, expansion of sales and marketing capabilities and funding of increased working
    capital requirements and ongoing operations...............................            8.3
                                                                                      --------

 Total........................................................................     $     32.1
                                                                                      ========

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

     At the Annual Meeting, the following individuals were elected by the votes indicated as directors of the Company until the 1999 Annual Meeting and their successors have been elected and qualified:

                 Nominee                        For                           Withheld
      ------------------------------          --------                     ---------------
      Robert C. Carr                         8,945,993                         2,500
      William M. Bartlett                    8,946,193                         2.300


                                   VYSIS, INC.

                         OTHER INFORMATION--(CONTINUED)

      John L. Bishop                         8,946,193                         2,300
      Kenneth L. Melmon                      8,946,193                         2,300
      Walter R. Quanstrom                    8,945,993                         2,500
      Frank J. Sroka                         8,945,993                         2,500
      Richard C. Williams                    8,946,193                         2,300

     The other item acted upon at the Annual Meeting was the adoption of the 1998 Long Term Incentive Plan (the "Plan") described in the proxy materials. The plan was approved by the following vote:


            For                 Against             Abstained               Non-vote
      ----------------        ------------        --------------          --------------
         7,197,421              648,297               4,300                 1,098,475

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

                                       VYSIS, INC.

Date:  March 9, 1999                   By:      /s/ JAMES J. HABSCHMIDT
                                           ------------------------------------
                                           Name:  James J. Habschmidt
                                           TITLE: EXECUTIVE VICE PRESIDENT
                                                  AND CHIEF FINANCIAL OFFICER