Form 10-K
period 1998-12-31
VYSIS INC
filed 1999-03-31
CIK 1016794

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                              ---------------------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                              ---------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __/X/__ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____________

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 1999 was approximately $13.7 million.

     Number of shares of Common Stock outstanding as of March 18, 1999:
9,792,437


                      DOCUMENTS INCORPORATED BY REFERENCE:

Documents: Definitive Proxy Statement for the 1999 annual meeting of stockholders

Part of the Form 10-K into which incorporated:
      Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           -----

                                     PART I

ITEM 1:   Business ......................................................     3
             General.....................................................     3
             Genomic Disease Management..................................     3
             Technology Platforms........................................     4
             Products....................................................     5
             Food Testing Products.......................................    14
             Sales and Marketing.........................................    14
             Manufacturing...............................................    15
             Collaborations..............................................    15
             Patents, License Rights and Proprietary Information.........    17
             Ability to Practice Technology..............................    18
             Competition.................................................    19
             Government Regulation.......................................    20
             Employees...................................................    21
             Executive Officers..........................................    21
             Scientific Advisory Board...................................    22
ITEM 2:   Properties ....................................................    23
ITEM 3:   Legal Proceedings .............................................    24
ITEM 4:   Submission of Matters to a Vote of Security Holders ...........    25

                                     PART II

ITEM 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters ...........................................    25
ITEM 6:   Selected Financial Data .......................................    26
ITEM 7:   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    27
             Overview....................................................    27
             Results of Operations.......................................    27
             Income Taxes................................................    29
             Liquidity and Capital Resources.............................    29
             Recent Accounting Pronouncements............................    30
             Readiness for the Year 2000.................................    30
ITEM 7A:  Quantitative and Qualitative Disclosures About Market Risk ....    31
ITEM 8:   Financial Statements ..........................................    32
ITEM 9:   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure.......................................    32

                                    PART III

ITEM 10:  Directors and Executive Officers of the Registrant ............    32
ITEM 11:  Executive Compensation ........................................    32
ITEM 12:  Security Ownership of Certain Beneficial Owners
          and Management ................................................    32
ITEM 13:  Certain Relationships and Related Transactions ................    32

                                   PART IV

ITEM 14:  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K ...................................................    33

SIGNATURES...............................................................    58


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates", believes", estimates", "expects", and similar expressions. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in or implied by these statements. These risks and uncertainties include, but are not limited to, the following: competition; compliance by the Company with regulatory requirements; the ability of the Company to successfully market and sell its products and equipment; delays in the acceptance and adoption rates for the Company's clinical products; the Company's ability to manufacture products in sufficient quantities; the Company's ability to maintain intellectual property protection for its proprietary products, to defend its existing intellectual property rights from challenges by third parties, and to avoid infringing intellectual property rights of third parties; and the extent to which the clinicians or laboratories using the Company's products are able to obtain third-party reimbursement. Further information concerning factors that could significantly impact expected results is included in the following sections of this Form 10-K: Business--Ability to Practice Technology; Business--Competition; Business--Government Regulation; Legal Proceedings; and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1.       BUSINESS

GENERAL

         Vysis, Inc. ("Vysis" or the "Company") is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. Vysis currently markets six U.S. Food and Drug Administration ("FDA") cleared or approved clinical products in addition to distributing over 300 research products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 51 countries. The Company has an installed base of over 550 proprietary genetic workstations in 32 countries. The Company's wholly owned subsidiary, Gene-Trak Systems Industrial Diagnostics Corporation, manufactures and markets food testing kits based on DNA ("Deoxyribonucleic Acid") probes.

         The Company was incorporated in Delaware on April 18, 1991. The Company's business represents the consolidation of multiple research units and programs of Amoco Corporation. On December 31, 1998, Amoco Corporation merged with the former British Petroleum Corporation, and as a result of the merger became a wholly-owned subsidiary of BP Amoco p.l.c. As used herein, "BP Amoco" refers to BP Amoco p.l.c., or its wholly owned subsidiaries, Amoco Corporation and Amoco Technology Company ("ATC"). In 1994, BP Amoco began consolidation of all of its medical diagnostic businesses and related research under the Company. In March 1994, BP Amoco contributed to the Company all of its genetic disease related assets, including the stock of Imagenetics Incorporated (an Illinois corporation). Also in March 1994, BP Amoco contributed all of its infectious disease related assets and the stock of Gene-Trak, Inc. to the Company. Gene-Trak, Inc. had previously acquired certain infectious disease related assets from Genzyme Corporation and BP Amoco, including all of the interest in Gene-Trak Systems, a joint venture partnership for infectious disease diagnostics established by BP Amoco and Integrated Genetics in 1986.

         On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share (the "Common Stock") at a price of $12.00 per share (the "IPO"). The net proceeds of the IPO after deducting expenses were approximately $32.1 million. Concurrent with the consummation of the IPO, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP Amoco in exchange for a reduction of $8.1 million in the Company's note payable to BP Amoco. As of March 15, 1999, BP Amoco beneficially owned approximately 69 percent of the Company's outstanding Common Stock.

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

TECHNOLOGY PLATFORMS

         Genomic Disease Management requires the ability to assess abnormalities of chromosomes, individual genes within chromosomes and specific DNA sequences within genes. No single technology is capable of assessing all of these different types of abnormalities. To address this issue, the Company has developed three complementary technology platforms that detect the full range of genetic abnormalities from large chromosomal aberrations to smaller abnormalities associated with abnormal numbers of the same gene and the smallest mutations within specific gene sequences. Vysis' three technology platforms include: the FISH ("FLUORESCENCE IN SITU HYBRIDIZATION") SYSTEM, which detects chromosomal copy number and rearrangement (large genetic structures), the GENOSENSOR(TM) SYSTEM, which detects gene copy number and expression (smaller genetic structures), and the MOLECULAR LAWN(TM) SYSTEM, which detects specific gene sequences and their mutations (smallest genetic structures). The Company is presently focusing its research and development efforts on the FISH System and on the GenoSensor System.

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

         Vysis has developed and is continuing to refine instruments and image analysis workstations used in conjunction with the Company's direct label FISH probes. The Company's HYBrite(TM) instrument automates the hybridization process in a temperature controlled environment. The Company's Quips(TM) Genetic Workstations provide integrated solutions to enhance and automate the visualization, analysis, and storage of FISH images. The Company is currently near completion of development of the VP 2000(TM) Processor, a high throughput instrument that will automate the specimen preparation steps of FISH assays, which is estimated to eliminate 70 percent of the labor used for sample preparation.

GENOSENSOR(TM)  SYSTEM

         The GenoSensor System uses the Company's patented comparative genomic hybridization ("CGH") technology to survey the entire genome for chromosomal changes in a single test. The fundamental principle of CGH is to compare an abnormal or test DNA or RNA ("Ribonucleic Acid") specimen to a reference DNA or RNA in order to detect genetic aberrations. This method, like the FISH System, does not require culturing of "metaphase cells" for a metaphase spread preparation from the sample. For this reason, CGH enables genetic testing of tissues that are not amenable to culture such as tumor tissues. In contrast to traditional FISH technology that typically involves use of a specific probe to a known chromosomal abnormality, CGH can be used to investigate an entire genome even when a suspected genetic aberration is unknown.

         Vysis is developing a ready-to-use array of DNA probes on a miniaturized chip (a "gCGH array") which incorporates its patented CGH technology. Each element of the array will contain DNA from a defined location on a normal human chromosome and, in total, the collection of elements may represent the entire genome. This system is intended to enable simultaneous assessment of a large number of genes in a patient's specimen for abnormalities in the specific gene count. The GenoSensor System, consisting of individual gCGH arrays, a high speed camera based reader and specimen processing reagents is currently at an advanced stage of development. The Company currently has the capability of manufacturing research quantities of gCGH arrays and is developing a high throughput robotic system for production of commercial quantities.

MOLECULAR LAWN SYSTEM

         The Molecular Lawn System uses the Company's patented Q-beta replicase ("QBR") amplification technology to detect specific gene sequences. QBR provides a quantitative measure of a specific gene sequence in either human, viral or bacterial DNA. A Molecular Lawn consists of individual or multiple probe sequences attached to the surface of a miniaturized solid support, similar to the blades of grass on a lawn. This technology platform enables the detection of small genetic targets associated with disease predisposition and early detection of disease. The Company has completed a strategic reassessment of its Molecular Lawn platform. The Company has decided that near term research and development of the Molecular Lawn platform will be deferred to allow the Company to focus on products for the FISH and GenoSensor platforms.

PRODUCTS

CLINICAL DIAGNOSTIC PRODUCTS

         Vysis is developing, commercializing and marketing clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. The Company's lead cancer product, the PathVysion(TM) HER-2 DNA Probe Kit, was approved by the FDA in December 1998 for the determination of the HER-2 gene status in stage II, node positive breast cancer patients and for the prediction of therapeutic outcome of use of adriamycin chemotherapy in breast cancer patients. The PathVysion HER-2 DNA Probe Kit has also been submitted to the French Agence du Medicament (the "ADM") for approval for marketing in France. The
Company's lead prenatal product, the AneuVysion Assay for the detection of Down Syndrome and other prenatal birth defects, was cleared by the FDA in October 1997 and by the ADM in March 1998. The clinical products represented approximately $2.6 million of the Company's $21.5 million of product revenues in 1998, approximately $0.4 million of the Company's $16.0 million of product revenues in 1997, and no clinical product revenue before 1997.

         The Company's clinical diagnostic product commercialization process involves four distinct stages prior to marketing which include, in order: research, development, clinical trials and regulatory review.

                                CLINICAL PRODUCTS


PRODUCT           TECHNOLOGY PLATFORM   DISEASE/PROCEDURE     INTENDED UTILITY            STAGE
-------           -------------------   -----------------     ----------------            -----
CANCER
CEP(R)8           FISH System           Chronic Myelogenous    Disease monitoring         MARKETING (FDA
                                        Leukemia, myeloid                                 510(k) cleared
                                        disorders                                         November 1996)

CEP(R)12          FISH System           Chronic Lymphocytic   Disease progression and     MARKETING (FDA
                                        Leukemia              disease monitoring          510(k) cleared
                                                                                          January 1997)

CEP(R) X/Y        FISH System           Bone marrow           Disease monitoring          MARKETING (FDA
                                        transplantation                                   510(k) cleared
                                                                                          January 1997)

PathVysion(TM)    FISH System           Breast cancer         Selection of therapy and    MARKETING
HER-2                                                         prognosis                   (FDA PMA
                                                                                          approved
                                                                                          December 1998);
                                                                                          additional
                                                                                          clinical trials
                                                                                          underway

PathVysion(TM)    FISH System           Bladder cancer        Disease recurrence          CLINICAL TRIALS
Bladder                                                       monitoring

Prostate Panel    FISH System           Prostate cancer       Disease prognosis           RESEARCH

Breast Panel      GenoSensor System     Breast cancer         Selection of therapy and    RESEARCH
                                                              prognosis

Prostate Panel    GenoSensor System     Prostate cancer       Disease progression         RESEARCH




PRODUCT           TECHNOLOGY PLATFORM   DISEASE/PROCEDURE     INTENDED UTILITY            STAGE
-------           -------------------   -----------------     ----------------            -----
PRENATAL
TriGen(TM)        FISH System           Down syndrome, sex    Detection of mental         MARKETING (ADM
                                        chromosome disorders  retardation and other       registered in
                                                              birth defects               June 1997)

AneuVysion(TM)    FISH System           Down syndrome, and    Detection of mental         MARKETING
                                        other chromosomal     retardation and other       (FDA 510(k)
                                        disorders             birth defects               cleared October
                                                                                          1997; ADM
                                                                                          registered in
                                                                                          March 1998)

Aneu-Del-Tel(TM)  GenoSensor(TM)System  Down syndrome, and    Detection of essentially    RESEARCH
Chip                                    other chromosomal     all chromosomal
                                        disorders             abnormalities causing
                                                              common mental retardation
                                                              and other birth defects

Fetal Screen      FISH System           Down syndrome, and    Detection of mental         RESEARCH
                                        other chromosomal     retardation and other
                                        disorders             birth defects from fetal
                                                              cells in maternal blood
                                                              circulation



CANCER PRODUCTS

         The Company markets FDA approved or cleared products for leukemia and breast cancer, and is currently focusing its cancer product development efforts on breast, bladder and prostate cancers.

         LEUKEMIA. The Company markets three clinical products, each based on the FISH System, for use in management of leukemia. The CEP 8 Probe Kit was cleared by the FDA in November 1996 by a 510(k) premarket notification and is used for the detection of the abnormal occurrence of three copies of chromosome
8. Used in conjunction with other tests, this product is used to monitor disease activity during treatment to assess therapeutic effectiveness and during remission for disease recurrence. This information provides the physician with an indication of early blast crisis which is important when considering bone marrow transplantation therapy.

         The CEP 12 Probe Kit was cleared by the FDA in January 1997 by a 510(k) premarket notification and is used for the detection of the abnormal occurrence of three copies (trisomy) of chromosome 12, one of the more common genetic abnormalities in chronic lymphocytic leukemia ("CLL"). These patients have a widely variable clinical course and many do not require therapy at the time of diagnosis. The detection of trisomy 12 provides the physician the ability to distinguish patients whose disease will rapidly progress. These patients may require immediate treatment while others may be monitored for disease progression without therapeutic intervention.

         The CEP X/Y Probe Kit was cleared by the FDA in January 1997 by a 510(k) premarket notification and is used to assess how well donor cells are accepted by the recipient in sex-mismatched bone marrow transplantation and to determine the recurrence of malignant cells. In the management of many leukemias and other myeloid disorders, bone marrow transplantation is a critical therapeutic strategy. Having an estimate of the proportions of donor and recipient cells following a transplantation can be useful in assessing the success of the procedure and to diagnose recurrence. The improved sensitivity and precision of the CEP X/Y product, as compared to standard cytogenetic analysis, permits a more reliable detection of therapeutic efficacy or failure at a stage when modification of therapy will still be possible.

         BREAST CANCER. The Company received FDA approval of a PMA application on December 9, 1998, for its first breast cancer product, PathVysion(TM) HER-2 DNA Probe Kit. Results from the PathVysion HER-2 test are intended to rapidly assess the amplification of the HER-2/NEU gene for use as a predictive marker for response to adriamycin-based chemotherapy. The Company is performing additional clinical trials for the PathVysion HER-2 assay to obtain additional diagnostic claims for the product relating to prediction of therapeutic outcome of use of tamoxifen and of use of a combination of Herceptin(R) and taxol in breast cancer chemotherapy.

         The Company's HER-2 product, which is based on the FISH System, is a locus specific, direct label DNA probe for the HER-2/NEU gene. This assay is designed for the detection and quantification in tissue cells of the HER-2/NEU gene and chromosome 17, on which the HER-2/NEU gene resides. The Company's product includes a second DNA probe specific for chromosome 17, to serve as a built in control for false positive results due to extra copies of chromosome 17.

         BREAST CANCER PANELS. Because cancer is considered a multi-gene event, the Company believes that appropriate patient management may require simultaneous testing for multiple genetic abnormalities, for example amplification of the C-MYC gene, the CYCLIN D1 gene and the q13.2 region on chromosome 20 in addition to HER-2/NEU. The Company is developing products based on the Company's GenoSensor System which are intended to provide the ability to simultaneously detect both gene amplification abnormalities and gene deletion abnormalities, such as deletion of the P53 tumor suppressor gene. The Company is also pursuing leads on a FISH probe panel for breast cancer.

         BLADDER CANCER PANEL. The Company is developing the PathVysion(TM) Bladder DNA Probe Kit, based on the FISH System, which is designed to provide simultaneous analysis of multiple genetic markers in cells in a routine urine specimen for detection of recurrence of bladder cancer. The Company is near completion of a 200 patient preclinical trial of the PathVysion Bladder assay at the Mayo Clinic. The Company began PathVysion Bladder clinical trials in March 1999 designed to support a 510(k) application.

         PROSTATE CANCER. The Company believes that information regarding the genetic composition of prostate cancer tumors could distinguish between men who should be monitored without surgical intervention and those whose prostates should be removed. The Company is developing products for testing of prostate biopsies that includes a panel of genetic markers designed to provide information indicating which patients should receive more aggressive therapeutic intervention. The Company plans to begin development in 1999 of a FISH panel assay, that was identified in 1998, for prostate cancer prognosis. The Company is also researching a product based on the GenoSensor System that is intended to provide the ability to simultaneously detect both gene amplification abnormalities and gene deletion abnormalities, each of which have been associated with prostate cancer progression. In conjunction with the Mayo Clinic, the Company is evaluating several potential leads for its initial GenoSensor prostate clinical product.

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

         The Company's AneuVysion(TM) product is a FISH panel for the direct diagnosis of Down syndrome, sex chromosome abnormalities and two additional chromosomal abnormalities. The Company's submission on its AneuVysion prenatal product was cleared by the FDA as a 510(k) in October 1997 and approved by the French ADM in March 1998. Clinical trials conducted by the Company at 31 laboratories involving 1,516 patients demonstrated 99.9 percent correlation of AneuVysion results to standard karyotyping for those chromosomal abnormalities that represent 85 percent to 90 percent of the chromosomal abnormalities associated with mental retardation and other birth defects. In the United States, the AneuVysion product is cleared as an adjunct to standard cytogenetic testing of amniocentesis specimens and in France is registered as a stand alone diagnostic test.

         The Company is performing research on a GenoSensor System prenatal product that is intended to simultaneously detect multiple chromosome aneusomies, microdeletions and unbalanced chromosome translocations. These abnormalities may account for essentially all of the causes of common mental retardation and other birth defects detectable with conventional amniocentesis and karyotyping.

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

         Maternal blood has been shown to contain cells derived from the fetus, although these cells are exceedingly rare. The feasibility of genetic analysis of fetal cells isolated from maternal blood has been demonstrated, but obtaining a sufficient number of fetal blood cells for analysis has been difficult and generally not suitable to routine clinical application. In collaboration with the Vrije University in the Netherlands, the Company is currently researching a system to identify fetal cells in maternal blood specimens and detect chromosomal abnormalities in those cells. Such a system is expected to include reagents to identify fetal cells, the Company's currently developed FISH probe products (for chromosomes 13, 18, 21, X and Y) and a rapid imaging system.

RESEARCH AND OTHER GENETIC TESTING PRODUCTS

         Vysis currently markets over 300 DNA probes and related reagent products that were marketed under research use only ("RUO") labeling before November 23, 1998, when new FDA regulations went into effect. The Company has converted the labeling of most of these products to Analyte Specific Reagents ("ASR's") under the new regulations. ASR products can be used by qualified testing laboratories for clinical diagnosis, provided that the laboratory verifies the clinical performance of the assay and uses an FDA mandated disclaimer when reporting the results. The Company is not permitted to make marketing claims on clinical performance of any ASR product. See Business -Government Regulation. Sales of ASR products are categorized in Research and other genetic testing products (see Note 10 of Notes to Consolidated Financial Statements). The Company introduced 40 new RUO products in 1998. The research reagent product line represented approximately $8.5 million of the Company's $21.5 million of product revenues in 1998, approximately $4.6 million of the Company's $16.0 million of product revenues in 1997, and approximately $2.8 million of the Company's $11.0 million of product revenues in 1996.

         The Company's research product commercialization process involves three distinct stages prior to marketing which include, in order: research, development and trials.

                   RESEARCH AND OTHER GENETIC TESTING PRODUCTS


PRODUCT               TECHNOLOGY PLATFORM    DISEASE/PROCEDURE       POSSIBLE UTILITY             STAGE
-------               -------------------    -----------------       ----------------             -----
WCP(R) Probes (103    FISH system            Prenatal, postnatal     Analysis of metaphase        MARKETING
products)                                    and cancer              chromosomes, additions,
                                                                     deletions and
                                                                     translocations

CEP(R) Probes         FISH System            Prenatal, postnatal     Determination of             MARKETING
(47 products)                                and cancer              chromosome copy number

LSI(R) Probes         FISH System            Prenatal, postnatal     Determination of gene        MARKETING
(38 products)                                and cancer              copy number, chromosomal
                                                                     translocations, and
                                                                     presence of microdeletions

CGH Probes and        FISH System            Prenatal, postnatal     Determination of             MARKETING
solutions                                    and cancer              chromosome region of
(10 products)                                                        amplification and deletion

MultiVysion(TM)       FISH System            Preimplantation         Improved success rate of     MARKETING
PGT and PB                                   genetic testing         IN VITRO fertilization
(2 products)                                                         implantation and
                                                                     successful birth

TelVysion(TM)         FISH System            Mental retardation      Detects hidden               MARKETING
Telomere Probes                              analysis                chromosomal deletions
(42 products)                                                        and/or translocations not
                                                                     possible with traditional
                                                                     karyotyping

SpectraVysion(TM)     FISH System            Cancer and prenatal     Detects hidden               MARKETING
Assay                                        karyotyping analysis    chromosomal
                                             in 24 colors            rearrangements not
                                                                     possible with traditional
                                                                     karyotyping

Ampli-Onc(TM) I       GenoSensor System      All cancers             Detects substantially all    TRIALS
Biochip                                                              genes amplified in cancer

Ampli-Onc(TM)II       GenoSensor System      All cancers             Detects genes deleted in     RESEARCH
Biochip                                                              cancer


         The Company markets six FISH probe product lines, respectively marketed as WCP(R), CEP(R), LSI(R) and MultiVysion, TelVysion and SpectraVysion probes and various reagents. These products are used in a wide range of genetic research.

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

         PREIMPLANTATION GENETIC TESTING ("PGT"). The MultiVysion PGT product, based on the FISH System, which simultaneously detects abnormalities of chromosomes 13, 18, 21, X and Y in a single blastomere cell within 4 hours. In 1998, the MultiVysion PB product, also on the FISH System, was introduced for detection of abnormalities of chromosomes 13, 16, 18, 21 and 22 in polar bodies. The Company believes that completing a PGT analysis using Vysis' patented multi-color probes can increase the probability of a successful implantation and birth at a substantially lower cost for patients undergoing IN VITRO fertilization.

         TELVYSION PROBES. Telomeres are unique sequences of DNA at the end of chromosomes that contain a large number of genes. Telomeres play an integral role in chromosome biology, structure, and function. Changes in telomeres, such as deletions or translocations frequently missed by traditional karyotyping, have been implicated as causes of mental retardation and cancer. The Company markets the TelVysion line of individual locus specific FISH probes for research in chromosomal causes of mental retardation and cancer.

         SPECTRAVYSION ASSAY. Traditional karyotypes employ black and white images of chromosomes and interpretation of these karyotypes requires sophisticated training in recognition of chromosome patterns and changes in the chromosomes. Frequently subtle translocations are missed utilizing traditional black and white karyotyping. The Company's SpectraVysion Assay is intended to simplify and improve the accuracy of karyotyping by providing a unique color to each chromosome, thus allowing the detection of chromosomal rearrangements not possible with traditional karyotyping. The Company in 1998 began marketing its spectral karyotyping system comprised of a 24 color probe SpectraVysion reagent set and a genetic workstation that incorporates proprietary software for image analysis of the multi-color karyotype provided by the reagent.

         AMPLI-ONC I AND II BIOCHIPS. The Company is developing an Ampli-Onc I Biochip based on its GenoSensor Array System that will detect substantially all currently known genes amplified in cancer. This ready-to-use array of DNA probes on a miniaturized chip is intended for use with the GenoSensor System reader to enable simultaneous assessment of a large number of genes in patient specimens for abnormalities in specific gene counts. The Company is also developing the Ampli-Onc II Biochip, which adds assessment of various tumor suppressor gene loci to the amplified genes of the Ampli-Onc I. The Company believes that simultaneous testing for multiple genetic abnormalities is likely to accelerate research and provide clinical correlations between chromosomal abnormalities and disease. Both of these products may enable researchers to discover new correlations that may yield genomic products for improved diagnosis, prognosis and predictive outcome. The Ampli-Onc I Biochip and the GenoSensor System's reader are nearing completion of development, and the Company expects to begin product shipments in the third quarter of 1999.

INSTRUMENT PRODUCTS

         Vysis currently markets a line of instrument products which includes genetic imaging workstations and other processing instruments. Because instrument products are developed for use in connection with both clinical and research products, the commercialization process for instrument products mirrors the previously described commercialization process for clinical or research reagent products. These workstations provide an integrated solution to enhance and automate the visualization, analysis, and storage of FISH, mFISH (simultaneous imaging of multiple FISH probes), CGH, karyotype and brightfield pathology images. These workstations integrate proprietary software, and readily available hardware, such as high-resolution cameras, microscopes and desktop computer systems. The Company's principal customers for these workstations are genetic testing laboratories, and pathology and research centers around the world. The Company has an installed base of over 550 proprietary genetic workstations in 32 countries. The Company introduced two new instrument products in 1998. The instrument product line represented approximately $6.6 million of the Company's $21.5 million of product revenues in 1998, approximately $7.2 million of the Company's $16.0 million of product revenues in 1997, and approximately $4.6 million of the Company's $11.0 million of product revenues in 1996.

                               INSTRUMENT PRODUCTS


PRODUCT               TECHNOLOGY PLATFORM         DISEASE/PROCEDURE       UTILITY                         STAGE
-------               -------------------         -----------------       -------                         -----
Quips Karyotyping     Image Analysis Software     Cancer and prenatal     Clinical and research           MARKETING (FDA
Software                                          testing                 automated classification of     510(k) cleared
                                                                          chromosomes                     February 1990)

Quips FISH Software   FISH System                 Cancer and prenatal     Clinical and research           MARKETING
                                                  testing                 imaging of FISH probes

Quips CGH Software    FISH System                 All cancers             Research for chromosomal        MARKETING
                                                                          amplifications and deletions

Quips PathVysion(TM)  FISH System                 All cancers             Light and fluorescent           MARKETING
Software                                                                  microscopy imaging for
                                                                          pathology labs

Lab Manager(TM)       Database Software           Cancer and prenatal     Patient data management         MARKETING
Software                                          testing                 incorporated in
                                                                          karyotyping, CGH and FISH
                                                                          software

HYBrite(TM) System    FISH System                 Cancer and prenatal     Clinical and research           MARKETING
                                                  testing                 semi-automated
                                                                          hybridization of FISH probes

Quips SpectraVysion   FISH System                 Cancer and prenatal     Clinical and research           MARKETING
Software                                          testing                 automated classification
                                                                          and imaging of chromosomes
                                                                          in 24 colors

VP 2000 Processor     FISH System                 Cancer and              Automates FISH                  DEVELOPMENT
                                                  prenatal testing,       pretreatment,
                                                  routine slide           deparaffinization and
                                                  processing              routine histology/cytology
                                                                          slide staining

GenoSensor System     GenoSensor System           Cancer and prenatal     Reads gCGH Arrays               TRIALS
Reader                                            testing



         QUIPS(TM) GENETIC WORKSTATIONS AND IMAGING SOFTWARE. Genetic workstations consist of computer hardware, imaging cameras, microscopes purchased from third party vendors and proprietary software designed to capture, analyze, document and store data required for cytogenetic analyses. The genetic workstation product line includes various combinations of hardware and software for karyotyping, FISH, mFISH (multi-target FISH) and CGH.

         PATHVYSION(TM) Software includes imaging software for light microscopy analysis of immunohistochemical stains as well as analysis of FISH and mFISH assays and is designed for use by pathology laboratories.

         SPECTRAVYSION(TM) Software is designed for use with SpectraVysion reagents and permits a user to image and classify multiple chromosomes stained with SpectraVysion reagents.

         HYBRITE(TM). HYBrite is a semi-automated instrument for denaturation and hybridization of FISH probes. The HYBrite system eliminates the need for denaturation reagents and other temperature devices. The HYBrite shortens assay time, eliminates steps and reduces user variability.

DISTRIBUTED LABORATORY PRODUCTS

         The Company's wholly-owned subsidiary, Vysis Sarl, markets a line of laboratory products on a distributor basis primarily in France. These products include laboratory ventilation systems, growth media and humidifier cabinets. Sales of these products were approximately $1.2 million in 1998 and 1997, and approximately $1.1 million in 1996.

FOOD TESTING PRODUCTS

         The Company develops, manufactures and commercializes products for the detection and identification of food-borne pathogens to food processors and quality control laboratories. These products, marketed under the Gene-Trak(R) name, include both DNA probe products and antibody kits for the detection of organisms found to contaminate food such as Salmonella, E. coli, Listeria and Listeria monocytogenes. The Company's food testing product revenues were approximately $2.6 million in 1998, and approximately $2.5 million in 1997 and 1996.

SALES AND MARKETING

MARKETING STRATEGY

         The Company currently markets its products to cytogenetic laboratories, hospitals, reference laboratories, academic and commercial research institutions and managed care organizations. The principal customers for its clinical diagnostic products include cytogeneticists, pathologists, oncologists and other physicians. The Company focused its 1998 clinical marketing efforts on its prenatal products and is expanding its focus in 1999 to include the PathVysion product for breast cancer. The marketing of the PathVysion HER-2 DNA Probe Kit will be focused on hospital-based pathology laboratories and reference laboratories.

         The Company's sales of instrument products declined approximately 8 percent from 1997 sales levels to $6.6 million, significantly below the Company's expectations. The Company believes this decline was due to the market environment resulting from reduced demand for new research equipment from cytogenetic laboratories and delays in replacing existing equipment by cytogenetic laboratories. The Company expects the current market environment of reduced demand for cytogenetic imaging equipment to continue through 1999.

         The Company is experiencing slower than expected market adoption rates for its clinical AneuVysion prenatal testing product. The Company believes the delay in U.S. adoption is primarily due to low patient and physician awareness of the benefits of AneuVysion and lack of awareness of reimbursement codes for FISH assays. The Company believes the adoption in France has been adversely affected by the French government's 1998 decision to delay action on a recommendation that it approve reimbursement for FISH prenatal tests. The Company does not know when or if the French government will approve reimbursement. Continued delays in the acceptance and adoption rates for the Company's clinical products could have a material adverse effect on the Company's business, financial condition and results of operations.

         In order to accelerate clinical market acceptance of its Genomic Disease Management products, the Company is continuing its marketing programs to
(i) increase the level of awareness of FISH System products among the clinical laboratories and the physicians who are expected to order these tests, (ii) educate the medical community regarding the benefits of managing disease with genomic testing products, and (iii) provide data demonstrating clinical correlation of the disease target to disease outcome, progression and predisposition. The

Company is pursuing these programs through the use of collaborations with external laboratories and scientists who are influential opinion leaders, the use of third-party published articles and the publication of data obtained in product clinical trials. The Company in 1998 initiated efforts to obtain third party payor's approvals for reimbursement for the Company's products, by hiring a Director of Reimbursement, with responsibility for establishing and implementing the Company's strategy for obtaining third party payors' approval. As part of these efforts, the Company recently entered into a license agreement with the American Medical Association permitting the Company to publish the AMA's "CPT" codes governing reimbursement for the Company's FISH products. The Company also has obtained reimbursement approval for its PathVysion HER-2 DNA Probe Kit in 16 states.

SALES STRATEGY

         Sales in the United States are conducted by a direct sales force, currently consisting of a national sales manager and eleven technical sales representatives. Eight representatives are dedicated to clinical and research reagent sales. The remaining three representatives are dedicated to sales of genetic workstations. European sales are managed by country specific managers supported by a 26 person direct sales organization with offices in Germany, France, Italy and the United Kingdom.

         Sales and marketing in Japan is conducted through a marketing partnership with Fujisawa Pharmaceutical Co., Ltd. ("Fujisawa"). The partnership, entered into in July 1995, provides Fujisawa with a ten-year exclusive distribution right to market Vysis FISH probes and genetic workstations in Japan. Fujisawa is responsible for funding all clinical regulatory compliance for the Japanese market. Vysis will supply all of its United States and European clinical trial data for its FISH products to assist Fujisawa in its regulatory approval efforts. The agreement provides that Fujisawa will pay the Company $600,000 per year through 1999. Fujisawa and the Company are currently collaborating on development of a Japanese clinical trial plan for the PathVysion HER-2 Assay for breast cancer.

     Sales in the other world markets are conducted through the use of local distributors. These distributors are supported through the Company's United States and European offices. See Note 10 of Notes to Consolidated Financial Statements for financial information of the Company organized by geographic area.

MANUFACTURING

         The Company's manufacturing operations encompass the production and packaging of DNA probes and reagents, as well as the integration of the Company's imaging software with off-the-shelf electronic cameras, computer systems and other computer peripheral equipment. The Company's manufacturing operations utilize a complete material requirements planning system fully integrated with the Company's finance department for operational control. The Company believes that its current manufacturing processes are readily scaleable to meet expected growth.

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

COLLABORATIONS

         The Company is focusing its outside collaborations on development of its GenoSensor platform and on establishing correlations of chromosome abnormalities to various cancers. The Company's major collaborations include:

UNIVERSITY OF CALIFORNIA, SAN FRANCISCO

         The Company funds research at the Department of Laboratory Medicine, University of California, San Francisco ("UCSF") Cancer Center at the UCSF Medical School, directed by Dr. Joe Gray, with additional principal investigators Dr. Donna Albertson and Dr. Dan Pinkel, on array CGH and cancer correlations.

THE MAYO CLINIC

         The Company funds research by Dr. Robert Jenkins at the Mayo Clinic's Department of Cytology in the area of correlation of chromosomal abnormalities to aggressive forms of prostate cancer and genes associated with metastatic potential.

DIGITAL SCIENTIFIC

         In January 1996, the Company and Digital Scientific Ltd. ("Digital") entered into an exclusive marketing and software co-development agreement to market Digital's SmartCapture(TM) FISH imaging software under which the Company also acquired a worldwide exclusive license to market all of Digital's imaging software products. In addition, the Company and Digital agreed to co-develop imaging software to be marketed by the Company as part of its Quips Genetic Workstations.

PUBLIC HEALTH RESEARCH INSTITUTE OF NEW YORK

         The Company funded in 1998 a research and development collaboration and broad based QBR research activities in the laboratory of Dr. Fred Kramer at the Public Health Research Institute ("PHRI") of New York in New York City. The Company ended this research funding in February 1999.

INCYTE PHARMACEUTICALS

         In July 1996, the Company entered into a collaboration with Incyte Pharmaceuticals, Inc. ("Incyte"), a leading genomic database company, and with Genome Systems, Inc., a subsidiary of Incyte providing positional cloning and library screening services, to produce a "bottoms-up" genomic map which will map expressed human gene sequences to their human chromosome locations. As part of the collaboration, the Company will have access to Incyte's LifeSeq(TM) database for sequence data on expressed human gene sequences and use of the developed genomic map. The Company believes that the map will be half complete in 1999.

NATIONAL INSTITUTE OF STANDARDS AND TECHNOLOGY GRANTS

         The Company in 1998 completed performance of two United States Department of Commerce grants totaling $4 million for research related to the Company's technologies. These grants are administered through the Advanced Technology Program ("ATP") of the National Institute of Standards and Technology ("NIST") within the United States Department of Commerce. The first grant, for research related to the gCGH technology platform, was initiated in March 1995 and ran through February 1998. The second grant, for research related to the development of the Company's Molecular Lawn technology platform and other research, was initiated in August 1995 and ran through July 1998.

OTHER COLLABORATIONS

         The Company has also established additional research collaborations aimed at generating clinical product opportunities, although there can be no assurances of successful development of clinical reagent products based upon any of these research efforts. A collaboration with the University of Chicago aimed at producing a set of telomere probes for each human chromosome and establishing clinical use of these probes for the diagnosis of mental retardation is near completion of production of the TelVysion telomere probe set. The Company in 1998 introduced a RUO FISH probe for detection of a chromosomal translocation in pediatric leukemia under an exclusive license from St. Jude Children's Research Hospital. The Company's collaboration with the Reproductive Genetics Institute is directed at establishing the utility of the Company's FISH probes in pre-implantation genetic testing. The Company initiated research in 1998 with Vrije University, the Netherlands, on a fetal cell identifier.

PATENTS, LICENSE RIGHTS AND PROPRIETARY INFORMATION

         The Company currently holds or has exclusive licenses to 119 issued United States patents or allowed United States patent applications, to 64 pending United States patent applications, and to additional foreign patents and pending patent applications in various areas of genetic and infectious disease testing. In 1998 the Company's patent portfolio grew by 27 new U.S. patents and the Oncor patent infringement litigation was settled. The patent infringement litigation brought by the Company and its exclusive licensor, the University of California, against Oncor, Inc. was settled in April 1998, with Oncor entering into a license as part of the settlement agreement. The litigation was ended with an Order by the U.S. District Court in San
Francisco that the University's U.S. Patent 5,447,841 was valid, enforceable and infringed by Oncor. Under the settlement agreement, the Company granted Oncor a non-exclusive, worldwide, royalty-bearing license under the `841 patent and other patents and applications for the sale by Oncor of its oncology FISH-based products in the field of oncology. The Company and the University of California shared equally a $500,000 license fee received pursuant to the settlement and will be entitled to share equally an additional $1.5 million due on April 9, 2000 to maintain this license in force.

         The following describes significant patents of the Company:

FISH TECHNOLOGY

         U.S. Patent 5,447,841, "Method for Chromosome-Specific Staining", issued September 5, 1995, licensed exclusively from the University of California covers methods of IN SITU hybridization using unique sequence probes and unlabeled blocking DNA. These methods permit the use as DNA probes of DNA sequences which are produced by standard cloning procedures without removal of any repeat DNA sequences which are present. The Company believes that the alternative manufacturing technologies to produce labeled FISH probes which do not contain the repeat DNA sequences are difficult to implement and are not proven commercially. The Company is also licensed exclusively under three pending United States divisional patent applications stemming from the '841 patent. Each of these applications claims priority of the '841 patent applications filed on January 16, 1986 and December 1, 1986. The divisional applications cover other embodiments of IN SITU hybridization using unique sequence probes, including detection of abnormalities on chromosome 21 and detection of gene amplification or gene deletion. U.S. Patent 5,756,696, "Compositions for Chromosome Specific Staining", issued May 26, 1998, relates to unique sequence FISH probe compositions containing blocking DNA.

DIRECT LABELING TECHNOLOGY

         U.S. Patent 5,491,224, "Direct Label Transaminated DNA Probe Compositions for Chromosome Identification and Methods for their Manufacture", issued February 13, 1996, and its pending foreign counterpart applications, claim the Company's direct label FISH DNA probes and their manufacture. U.S. Patent 5,663,319, "Probe Compositions for Chromosome Identification and Methods", issued September 2, 1997 covers multiple direct label FISH probe compositions. The Company has received a counterpart European patent on its direct label FISH DNA probes and on methods of IN SITU hybridization using multiple direct label FISH DNA probes. U.S. Patent 5,776,688, "Methods for Detection by In Situ Hybridization of Multiple Chromosomes or Regions Thereof", issued July 7, 1998, relates to use of multiple direct label FISH probes.

GENOSENSOR TECHNOLOGY

         The Company is exclusively licensed by the University of California under U.S. Patent 5,665,549, "Comparative Genomic Hybridization (CGH)", issued September 9, 1997, and other pending United States and foreign patent applications claiming basic CGH methods to detect changes in copy number of DNA sequences at a particular chromosome location. The Company also holds an option from the University of California to obtain an exclusive license to U.S. Patent 5,830,645, "Comparative Fluorescence Hybridization to Nucleic Acid Arrays", issued November 2, 1998, relating to gCGH assays carried out using a nucleic acid array as the hybridization target, and to pending U.S. and foreign patent applications claiming gCGH assays. The Company has pending U.S. patent applications relating to its gCGH arrays and the GenoSensor imaging system.

SEQUENCE SPECIFIC TECHNOLOGY

         The Company's Sequence Specific Technology underlies the Molecular Lawn Platform. U.S. Patent 5,851,767, "Detection of Prokaryotic Organism by DNA Hybridization", issued December 22, 1998, relates to detection of bacteria using bacteria specific, synthesized oligonucleotide probes. U.S. Patent 5,750,338, "Target and Background Capture Methods with Amplification for Affinity Assays," issued May 12, 1998, relates to methods of reducing background noise in nucleic acid amplification assays. The Company holds non-exclusive licenses (which were exclusive before January 1999) from Columbia University/Salk Institute and from PHRI on United States and foreign patents and pending patent applications relating to the use of QBR as an amplification technology to detect nucleic acid targets. These include U.S. Patent 4,786,600 issued November 22, 1988, claiming "substrate" molecules having inserted probe sequences which are replicatable by QBR and U.S. Patent 4,957,858, issued September 18, 1990, claiming nucleic acid detection assays using QBR. The Company also has a number of United States and foreign patents and pending patent applications covering its sequence specific technology.

CORRELATIONS OF CHROMOSOMAL ABNORMALITIES TO DISEASE

         The Company is pursuing a strategy to acquire rights to methods correlating particular genetic aberrations to disease. These rights will potentially provide opportunities for exclusive positions on clinical assays. For example, U.S. Patent 5,472,842, "Detection of Amplified or Deleted Chromosome Regions", issued December 5, 1995, and its pending foreign counterpart applications, licensed exclusively from the University of California, cover methods of detection of a chromosomal abnormality on chromosome 20 at locus 20q13 which has been correlated to certain forms of breast cancer. The Company holds an option from the University of California for an exclusive license for therapeutic and diagnostic uses to United States and foreign patent applications claiming gene sequences in the chromosome 20q13 locus. The Company and the Mayo Clinic have filed a U.S. patent application covering the PathVysion Bladder test. The Company is also exclusively licensed under United States and foreign patent applications from the University of California, St. Jude Children's Research Hospital, Canji, Inc. and the California Pacific Medical Center claiming methods to diagnose disease based upon correlations of particular chromosomal abnormalities for colon cancer, breast cancer, lung cancer, bladder cancer, ovarian cancer, prostate cancer, gliomas and leukemias.

ABILITY TO PRACTICE TECHNOLOGY

         The Company's success will depend to a substantial degree upon its ability to operate its business and to develop, manufacture, market and sell its products without infringing the proprietary rights of third parties. However, numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of nucleic acid technology and clinical diagnostic technology. A partial list of more specific technologies in these general fields includes patents and patent applications relevant to nucleic acid probe manufacturing, including array manufacturing, labels for nucleic acid probes, nucleic acid probe compositions, nucleic acid probe hybridization assays, nucleic acid amplification methods, full length gene sequences, full length expressed gene sequences, partial gene and expressed gene sequences, gene expression assays, correlations of chromosome or gene abnormalities to disease, gene point mutation detection assays, oligonucleotide array hybridization methods, patient sample processing, fetal cell identification and separation, imaging apparatus and methods, infectious disease detection assays, food testing assays and apparatus related to these technologies. The Company expects that additional United States and foreign patents owned by third parties will issue and additional United States and foreign patent applications owned by third parties will be filed in these fields. The Company further believes that the level of patent competition in these fields is sufficiently high that patent litigation in these fields is likely to occur.

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

         The Company is also aware of issued United States and foreign patents and pending patent applications owned or controlled by third parties, which are related to the Company's current or anticipated technologies. Specifically, the Company is aware of issued United States and foreign patents and pending patent applications owned or controlled by third parties, which are related to significant elements of the Company's FISH, CGH, including gCGH applications, and direct labeling technologies, or to significant elements of the Company's anticipated use of its QBR technologies, or to reagents useful in the performance of CGH or gCGH assays. Although the Company believes that certain of these issued patents are not infringed by the Company's current and planned operations, there can be no assurance that the Company would be able to successfully assert such a position in the courts, nor that such a position could be asserted without the Company incurring substantial or prohibitive costs. Furthermore, because United States patent applications are maintained under conditions of confidentiality while the applications are pending in the United States Patent and Trademark Office, there may be pending patent applications filed by third parties of which the Company is unaware and which relate to the Company's current or planned technologies. In addition, third parties may in the future file patent applications having claims that relate to the Company's services, processes or products. Persons holding or licensing patent rights could bring legal actions against the Company claiming that any of the Company's marketing, services, processes or products, or the Company's collaborators' or its suppliers' services or products or of the Company's customers' use of the Company's services or products infringe one or more of their patents, and seek damages or injunctive relief. Patent litigation is costly, and there can be no assurance that the Company would prevail in any patent litigation brought against it. Further, the Company could be subject to significant liabilities to such persons, may be required to obtain licenses from such persons, or may be required to cease certain activities, and any of these could have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, there can be no assurance that the Company will be able to obtain such licenses on commercially reasonable terms, or at all.

COMPETITION

         Competition in clinical diagnostics and genomics is intense and is expected to increase as the market for Genomic Disease Management products develops. Competition is and will continue to be based on quality, reliability, accuracy, ease of use, price and product line offering. Ventana Medical Systems acquired the FISH oncology-related assets of Oncor, Inc., formerly a major competitor in the supply of FISH products to the research market. Ventana has begun marketing of the former Oncor products, including the clinical Inform HER-2/NEU FISH product. Dako USA markets an immunohistochemical assay, the Herceptest(TM), that competes with the PathVysion HER-2 assay. The Company is aware of other entities that currently market ASR/RUO nucleic acid products, which may have the ability to compete with the Company in the clinical market. In addition, many reference laboratories and research institutions produce their own FISH probes for internal use. Applied Imaging Corp. and Perceptive Scientific Instruments, Inc. compete with Vysis in the marketing of genetic imaging workstations.

         Other companies are developing and marketing genomic assessment products including "DNA Chip" products for assessment of gene expression or gene sequence with potential use for clinical diagnostics. Other diagnostic companies may enter the genetic disease diagnostic market with nucleic acid based technologies. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technological resources than the Company or may have substantial advantages over the Company in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, ability to obtain necessary intellectual property licenses, sales and marketing expertise and distribution channels.

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

         The Company generally is prohibited from marketing its diagnostic products in the United States unless it obtains either 510(k) clearance or premarket application ("PMA") approval from the FDA. The Company believes that it usually takes from four to 12 months from submission to obtain 510(k) clearance, but it can take longer. The process of obtaining PMA approval is generally much more costly, lengthy and uncertain. In any event, there can be no assurance that 510(k) clearance or PMA approval will be obtained in a timely fashion or at all. Such clearance or approval may also have limitations on how the device may be marketed that will limit its sales potential. The Company is also permitted to market products that have diagnostic utility under the FDA's new Analyte Specific Reagent rules, also termed the "ASR" regulations, that went into effect in November 1998. Under the ASR regulations, the Company's marketing of products labeled as ASR's must not contain any claims of diagnostic utility.

         The ASR regulations restrict sales of ASR reagents to (1) clinical laboratories certified under the Clinical Laboratories Improvement Act as high complexity testing laboratories, (2) clinical device manufacturers and (3) laboratories and other organizations performing tests for purposes other than human or animal diagnostic information. The ASR regulations further permit clinical laboratories to offer diagnostic tests based upon use of ASR reagents, provided that the laboratory establish the clinical validity of the test and that the laboratory include a disclaimer with the test reports that the FDA has not reviewed nor approved the test. The Company has converted the labeling of most of its previous RUO reagents to ASR labeling in compliance with the new ASR regulations. The FDA has not yet taken any regulatory action under the ASR regulations, nor issued any guidance documents on the ASR regulations.

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

         The Food and Drug Administration Modernization Act of 1997 made changes to the device provisions of the Food, Drug and Cosmetic Act and other provisions in the Act affecting the regulation of devices. Among other things, the changes affect the 510(k) and PMA processes, and also affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off-label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products. There can be no assurance that the new legislation will not impose additional costs or lengthen review times for the Company's products.

EMPLOYEES

         As of March 30, 1999, the Company had 173 full-time employees, of whom 29 hold Ph.D. degrees, one holds an M.D. degree and 21 hold other advanced degrees. Of the Company's total work force, 38 are in research and development, 51 are in sales/marketing, 17 are in regulatory affairs, 41 are in operations, and 26 are in business development, legal, finance, human resources, and administration. The Company believes that its future success will depend, in part, on its continuing ability to attract, retain, and motivate qualified scientific, technical, and managerial personnel. The Company faces intense competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS

         The executive officers of the Company, their ages as of January 1, 1999, and their present positions with the Company are as follows:


 NAME                                  AGE    POSITION
-----                                  ---    ---------
 John L. Bishop...................     54     President, Chief Executive Officer and Director
 George R. Kennedy................     45     Senior Vice President, Sales and Marketing
 Russel K. Enns...................     50     Vice President, Regulatory Affairs
 James J. Habschmidt..............     43     Executive Vice President and Chief Financial Officer
 James P. Marcella................     56     Vice President, Operations
 William E. Murray................     45     General Counsel and Secretary
 Paul J.J.G. Steuperaert..........     59     President, European Operations
 Steven A. Seelig.................     50     Vice President, Research and Development and Chief Medical Officer


         JOHN L. BISHOP has served as President and as a Director since November 1993 and became Chief Executive Officer in February 1996. Mr. Bishop was elected in March 1999 a director on the board of directors of the American College of Medical Genetics Foundation. Mr. Bishop has over 25 years experience in developing and operating diagnostics businesses. From 1991 until November 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe Corporation, a manufacturer of DNA probe diagnostics and therapeutics and, from 1987 until 1991 of Source Scientific Systems, an original equipment manufacturer of automated diagnostic systems. From 1984 until 1986, Mr. Bishop was President and Chief Operating Officer of Gen-Probe, Inc., a developer and manufacturer of DNA probe diagnostics for infectious diseases. From 1968 until 1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation.

         GEORGE R. KENNEDY served as Senior Vice President, Sales and Marketing from September 1997 until March 30, 1999. From April 1996 to September 1997 he served as Vice President, Sales and Marketing. Prior to joining the Company in April 1996, Mr. Kennedy was Director of Sales and Marketing of Difco Laboratories, a microbiology diagnostic products manufacturer, from June 1992 to April 1996. From May 1990 to June 1992, Mr. Kennedy was Director of Marketing for Dianon Systems, Inc., an oncology reference laboratory.

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

         JAMES J. HABSCHMIDT became Vice President of Finance and Chief Financial Officer in November 1997 and was named Executive Vice President and Chief Financial Officer in February 1998. From September 1993 until November 1997, Mr. Habschmidt served as Vice President, Development & Finance and Chief Financial Officer of Rand McNally & Co. Mr. Habschmidt resigned his position effective March 31, 1999.

         JAMES P. MARCELLA has served as Vice President, Operations since March 1994. Prior to then Mr. Marcella held various managerial positions in manufacturing and operations with the Company since December 1991. From April 1990 to December 1991 he served as Chief Executive Officer of Betagen Corporation, a biotechnology company.

         WILLIAM E. MURRAY, J.D., has served as Vice President and Secretary of the Company since March 1994 and Assistant Secretary of the Company from September 1992 to March 1994, while employed by BP Amoco. In January 1996, Mr. Murray joined the Company as an executive officer, assuming the additional role of General Counsel. Mr. Murray served from 1983 through 1995 in BP Amoco's law department in both attorney and patent attorney positions.

         PAUL J.J.G. STEUPERAERT, has served as President, European Operations since September 1, 1998. He served from 1988 until joining the Company as president of Pilling Weck Europe, the surgical products division of Teleflex Inc., where he managed all operations in Europe, the Middle East and Africa.

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

         FRED R. KRAMER, PH.D., is Chairman, Department of Molecular Genetics, Public Health Research Institute, New York, New York. Dr. Kramer is the co-author of over 30 scientific articles; is the inventor or co-inventor on fundamental patents covering QBR based diagnostic assays, which are licensed to the Company; and has led active research on QBR assays since 1985.

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

         The Company is consolidating its European administrative, technical services, marketing and product warehousing support temporarily in a leased facility of 4,100 square feet near Toulouse, France. The Company has acquired 10 acres of land near Toulouse and expects to begin construction of a facility for its European headquarters in 1999. The Company also leases 3,300 square feet of space in Stuttgart, Germany under a lease that expires in October 2000. The Company has granted a sublease to this space and is moving its German sales offices to a leased facility of 350 square feet near Cologne, Germany. The Company has leased 3,014 square feet near Paris, France under a lease that expires in May 2005. The Company leases 400 square feet near London, England. The Company's food testing business leases 10,237 square feet in Hopkinton, Massachusetts under a lease that expires in January 2000.

ITEM 3.       LEGAL PROCEEDINGS

         The Company and BP Amoco are defendants in a suit pending in the United States District Court in San Diego, California brought by Gen-Probe, Inc. ("Gen-Probe") in June 1995. The suit alleges infringement of U.S. Patent Nos. 4,851,330 and 5,288,611 (the "Kohne Patents"). The Kohne Patents are alleged to apply generally to the detection, identification and quantification of non-viral organisms using DNA probes selected to target sequences of ribosomal RNA. The allegedly infringing activities relate to the manufacture, use and sale of reagents and kits for detecting certain food pathogens currently used in the Company's food testing business and to certain non-commercial research activities of the Company. The stay previously entered in this suit pending the outcome of a separate suit brought in California Superior Court in San Diego, California against Gen-Probe by the Center for Neurologic Study ("CNS") challenging Gen-Probe's claim to sole ownership of the Kohne Patents, has been lifted following the entry of a final judgment against CNS. The suit is now in early stages of discovery and the Company is vigorously contesting the suit. As part of the suit, the Company has brought a counter-claim of patent infringement of a patent assigned to the Company relating to the plaintiff's manufacture, use and sale of tests that detect a particular pathogen in foodstuffs.

         Counterpart applications to the Kohne Patents were filed in Europe, Japan and elsewhere. Patents were granted and the Company has opposed these patents in Europe and Japan. In Europe the opposition has resulted in the withdrawal of the patent. However, the opposition proceeding is not yet complete and Gen-Probe has appealed. In Japan, the Company's opposition was rejected and the patent maintained. There can be no assurance that Gen-Probe will not assert additional counts of infringement based on any additional patents issued from the applications underlying the Kohne Patents or will not assert additional causes of action against the Company. Although the Company believes that it has meritorious defenses to the suit by Gen-Probe against the Company, there can be no assurance that the Company will ultimately prevail. An adverse determination could include an award of treble damages and/or attorneys' fees, which could have a material adverse effect on the financial condition and results of operations of the Company. Furthermore, an adverse determination in such suit may limit future business opportunities that the Company might otherwise be able to exploit in the area of bacterial infectious disease detection.

         BP Amoco is named as a defendant in a suit pending in the U.S. District Court in San Diego brought by David Kohne in 1998 that alleges the defendant participated with CNS and the Regents of the University of California to maliciously prosecute CNS' and the Regents' separate, prior litigations against Gen-Probe and David Kohne. The case is presently on remand to California Superior Court in San Diego. Discovery has not yet been completed and no trial date has been set. BP Amoco is vigorously contesting the suit. Gen-Probe also brought suit in 1998 against BP Amoco in California Superior Court in San Diego, California alleging malicious prosecution based on the CNS and the Regents suits. Discovery in the Gen-Probe suit is near complete and trial is set for April 19, 1999.

         The Company and BP Amoco have entered into a Cooperation Agreement relating to the establishment of the Company as a stand-alone entity. The Cooperation Agreement provides that BP Amoco and the Company will cooperate in the defense of the suits brought by Gen-Probe and Kohne and includes an allocation of any liability arising from the Gen-Probe suit or the suit brought by Kohne. Under this allocation, BP Amoco has agreed to indemnify the Company against any loss or damage based upon allegations by Gen-Probe and David Kohne of unfair competition and related claims, including David Kohne's and Gen-Probe's claims of malicious prosecution of the prior suits brought by the Regents and CNS. The Company has agreed to indemnify BP Amoco against any loss or damage based upon the patent infringement claims in the suit or any other cause of action not yet asserted by Gen-Probe. Under this indemnity the Company will also be responsible for the attorney's fees and costs associated with the defense of the patent infringement claims. There can be no assurance that the indemnity of the Company by BP Amoco will prevent an adverse determination from having a material adverse impact upon the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The Company's Common Stock is traded on the NASDAQ Stock Market, ticker symbol VYSI.

         As of March 18, 1999, there were 9,792,437 shares of Common Stock outstanding held by approximately 45 shareholders of record.

         The following table sets forth the high and low sale prices of the Common Stock during each of the Company's fiscal quarters since its initial public offering on February 5, 1998, as quoted on the NASDAQ Stock Market.


                  QUARTER ENDED                 ($) HIGH    ($) LOW
                  ---------------------------   --------    -------

                  March 31 ...................   12.375     10.25
                  June 30 ....................   11.25      10.00
                  September 30 ...............   10.25       3.375
                  December 31 ................    9.5        3.00

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

         The Company received net proceeds of $32.1 million from the sale in an initial public offering of 3,000,000 shares of its Common Stock (see Note 8 of the Notes to Consolidated Financial Statements for further discussion). From the closing date of the sale, February 10, 1998, to December 31, 1998, the Company used such net offering proceeds as follows (in millions):

         Purchase of short-term investments and cash equivalents.....   $18.3
         Repayment of note payable-BP Amoco..........................     2.0
         Acceleration of product development, expansion of sales and marketing capabilities and funding of increased working
           capital requirements and ongoing operations...............    11.8
                                                                        -----
         Total.......................................................   $32.1
                                                                        -----
                                                                        -----


         Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the Prospectus for the IPO.
Other than the repayment of a note payable to BP Amoco in the amount of $2 million, none of such amounts (with the exception of salaries and directors' fees and working capital advances to affiliates incurred in the ordinary course of business) represented direct or indirect payments to (i) directors or officers of the Company or their associates, (ii) persons owning 10 percent or more of any class of equity securities of the Company or (iii) affiliates of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.       SELECTED FINANCIAL DATA

         The statement of operations data presented below for the year ended December 31, 1998 and the balance sheet data presented below at December 31, 1998 have been derived from the financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors. The statement of operations data for the years ended December 31, 1997, 1996, 1995 and 1994, and the balance sheet data at December 31, 1997, 1996 and 1995, have been derived from the financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The balance sheet data at December 31, 1994 is unaudited but has been prepared on the same basis as the audited consolidated financial statements and in the opinion of management includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation thereof. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.


                                                                     YEAR ENDED DECEMBER 31,
                                                      1998        1997        1996        1995        1994
                                                    --------    --------    --------    --------    --------
                                                             (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Product revenue ..............................      $ 21,526    $ 16,021    $ 11,022    $  6,296    $  5,373
Grant and other revenue ......................         1,828       2,212       2,216         921          30
                                                    --------    --------    --------    --------    --------
Total revenues ...............................        23,354      18,233      13,238       7,217       5,403
Cost of goods sold ...........................         9,896       8,063       6,127       4,360       3,639
                                                    --------    --------    --------    --------    --------
Gross profit .................................        13,458      10,170       7,111       2,857       1,764
Research and development .....................        11,488      10,533       9,456       8,871      11,639
Selling, general and administrative ..........        19,683      15,877      15,688      11,687       8,784
                                                    --------    --------    --------    --------    --------
Loss from operations .........................       (17,713)    (16,240)    (18,033)    (17,701)    (18,659)
Interest income (expense), net ...............           958        (636)       (148)       --          --
                                                    --------    --------    --------    --------    --------
Net loss .....................................      $(16,755)   $(16,876)   $(18,181)   $(17,701)   $(18,659)
                                                    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------
Net loss per basic and diluted
     common share (1) ........................      $  (1.91)   $ (15.89)   $ (17.18)   $ (16.72)   $ (17.64)
                                                    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------
Shares used in computing net
     loss per basic and diluted share (1) ....         8,753       1,062       1,058       1,058       1,058


                                                                           DECEMBER 31,
                                                      1998        1997        1996        1995        1994
                                                    --------    --------    --------    --------    --------
                                                                         (in thousands)

BALANCE SHEET DATA:
Cash and cash equivalents ....................      $  4,672    $    669    $     48    $    247    $     10
Short-term investments .......................        13,667        --          --          --          --
Working capital (deficit) ....................        17,098      (9,138)     (6,622)     (2,625)        758
Total assets .................................        35,043      16,940      15,115      19,167      17,574
Note payable--BP Amoco .......................          --         9,202       5,106        --          --



(1) Loss per share data presented in 1994 through 1996 assumes that the shares issued in connection with the 1996 recapitalization (see Note 8 of Notes to Consolidated Financial Statements for further discussion) were outstanding throughout the entire period 1994 through 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Vysis is a leading genomic disease management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. The Company currently markets clinical products cleared by the U.S. Food and Drug Administration ("FDA") and the French Agence du Medicament ("ADM"), and a line of research products, imaging workstations and other instruments for genetic analysis. During March 1998, the Company received registration from the ADM to market throughout Europe the AneuVysion(TM) EC Assay for Down Syndrome and other chromosomal disorders associated with mental retardation and birth defects. The Company has a pending application for registration with the ADM to market CEP(R) X/Y, CEP(R) 8 and CEP(R) 12 DNA Probe Kits for use as adjuncts to standard cytogenetic analysis to identify and enumerate the presence of chromosomes X and Y in bone marrow and chromosomes 8 and 12 in blood specimens, thus aiding in the diagnosis and treatment of leukemia patients. The Company's PathVysion(TM) HER-2 DNA probe kit was approved by the FDA in December 1998 for the assessment of the HER-2 gene status in node positive Stage II breast cancer patients and for the prediction of the therapeutic outcome of using adriamycin based chemotherapy in breast cancer patients. Vysis currently markets six FDA cleared clinical products, including PathVysion(TM) HER-2, the U.S. versions of CEP X/Y, CEP 8 and CEP 12 and AneuVysion(TM), which received 510(k) clearance by the FDA during 1997, and over 300 research products. The company has direct sales operations in the United States and Europe, a marketing partnership in Japan with Fujisawa Pharmaceutical Co., and a worldwide distribution network.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 AND 1997

         For the year ended December 31, 1998, total revenues increased to $23.3 million from $18.2 million for the year ended December 31, 1997, an increase of $5.1 million, or 28 percent. 1998 product revenues increased $5.5 million, or 34 percent, to $21.5 million from $16.0 million in 1997 while 1998 grant and other revenue decreased $0.4 million, or 17 percent, as compared to 1997. The product revenue increase in 1998 is primarily attributable to a $2.2 million, or 544 percent, increase in worldwide shipments of FDA/ADM approved clinical genetic testing products ("clinical") and a $3.9 million, or 84 percent, increase in worldwide shipments of research and other genetic testing products ("research") offset by a $0.6 million, or 8 percent, decrease in United States shipments of genetic instrument products. The increase in clinical sales was primarily the result of having a full year of selling the FDA approved AneuVysion(TM) assay. The increase in research products was partially due to approximately $1.3 million of sales attributable to receiving Oncor, Inc.'s ("Oncor") non-oncology fluorescence IN SITU hybridization ("FISH") business as part of a settlement agreement ending a patent infringement suit brought by the Company, as exclusive licensee, and its licensor against Oncor, Inc. The decrease in instrument sales, which consists primarily of cytogenetic imaging equipment including software, was the result of a general decline in overall market demand. The Company expects the current market environment of reduced demand for cytogenetic imaging equipment to continue through 1999. For the year ended December 31, 1998, grant and other revenue decreased $0.4 million, or 17 percent, primarily due to the completion in 1998 of two United States Department of Commerce research grants that resulted in a $0.7 million decrease in 1998 as compared to 1997, offset by $0.4 million of 1998 nonrecurring license and other revenues related to the previously mentioned settlement agreement with Oncor.

         Cost of goods sold increased to $9.9 million for the year ended December 31, 1998 from $8.1 million for 1997 as a result of the increase in the volume of products sold. As a percentage of product revenue, 1998 product gross profit increased to 54.0 percent as compared to 49.7 percent for 1997, primarily due to a better product mix as the aforementioned significant growth in the higher margin clinical and research products represented a higher percentage of the total business versus 1997. Instrument revenues carry significantly lower margins than the clinical and research products.

         Research and development expense increased to $11.5 million for the year ended December 31, 1998 from $10.5 million in the prior year. The $1.0 million increase is primarily due to an increase in research and development activities among all three of the Company's technology platforms.

         Selling, general and administrative expense increased to $19.7 million for the year ended December 31, 1998, representing a $3.8 million increase over 1997. This increase was the result of an increase of $3.0 million in selling expense primarily attributable to the hiring of additional sales personnel, expenses incurred to launch the Company's fourth quarter FDA approved PathVysion(TM) product, an increase in bad debt expense associated with increased product revenues as well as a $0.8 million increase in general and administrative expenses incurred to manage the overall Company growth and expansion of operations.

         Interest income increased to $1.3 million for the year ended December 31, 1998, representing a $1.3 million increase over the prior year as a result of investment of the proceeds from the Company's February 10, 1998 initial public offering. Interest expense decreased to $0.4 million for 1998, representing a $0.2 million decrease primarily due to the Company no longer having a balance due to BP Amoco as it did through February 10, 1998 when it completed its IPO.

YEAR ENDED DECEMBER 31, 1997 AND 1996

         Total revenues increased to $18.2 million for the year ended December 31, 1997 from $13.2 million for the year ended December 31, 1996, an increase of $5.0 million or 38 percent. Product sales accounted for all of this increase, primarily as a result of increased product shipments in the United States and the incorporation of twelve full months of operations in France and the United Kingdom. Grant and other revenue in 1997 of $2.2 million included $1.4 million earned under two United States Department of Commerce research grants awarded to Vysis in 1995. Both grants are administered through the Advanced Technology Program of the National Institute of Standards and Technology. Grant and other revenue in 1997 also included revenue of $600,000 from Fujisawa Pharmaceutical Co., Ltd. ("Fujisawa") pursuant to a distribution agreement signed in July 1995. Grant and other revenue for the year ended December 31, 1996 of $2.2 million consisted primarily of $2.1 million earned under the Company's two above mentioned research grants and the Fujisawa agreement.

         Cost of goods sold increased to $8.1 million for the year ended December 31, 1997 from $6.1 million for the year ended December 31, 1996. The increase in cost of goods sold resulted from an increase in the volume of product sold. As a percentage of product revenues, gross profit increased from
44.4 percent for the year ended December 31, 1996 to 49.7 percent for the year ended December 31, 1997, primarily as a result of a change in product sales mix toward higher margin products.

         Research and development expense increased to $10.5 million for the year ended December 31, 1997 from $9.5 million for the year ended December 31, 1996. The $1.0 million increase is primarily due to additional contract research with a collaborative partner.

         Selling, general and administrative expense increased to $15.9 million for the year ended December 31, 1997 from $15.7 million for the year ended December 31, 1996. This increase was due to an increase in selling expense of $1.5 million primarily due to the hiring of additional sales and marketing personnel and other expenses incurred in line with the overall expansion of operations, partially offset by reduced general and administrative expenses of $1.3 million.

         The Company sold two buildings in Framingham, Massachusetts in January 1996 for $6.7 million in cash. The Company earned interest income from BP Amoco of $107,000 during the year ended December 31, 1996 as a result of BP Amoco's investment of the Company's real estate sale proceeds. The Company incurred interest expense of $636,000 during the year ended December 31, 1997 and $255,000 during the year ended December 31, 1996 related to the note payable to BP Amoco.

INCOME TAXES

         Prior to the completion of the Company's IPO, the results of operations were included in the consolidated income tax returns of BP Amoco; accordingly, the domestic net operating losses through February 10, 1998 have been utilized by BP Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income. Subsequent to the IPO, the Company will file a separate federal income tax return. As the Company was in a loss position for the period February 11, 1998 through December 31, 1998, no federal provision is recorded. For state income taxes, the Company's results of operations will continue to be included with BP Amoco due to their 69 percent ownership interest in the Company in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in BP Amoco's unitary state tax returns as long as BP Amoco owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP Amoco requires BP Amoco to pay the Company the incremental tax savings, if any, received by BP Amoco as a result of including the Company's results of operations in such filings. The agreement also requires the Company to pay BP Amoco the incremental tax liability, if any, incurred by BP Amoco as a result of including the Company's results of operations in such filings. The Company and BP Amoco are currently unable to estimate the amount of state income tax benefit to be received by the Company as a result of its operating losses for the period February 11, 1998 through December 31, 1998 and, accordingly, no state tax benefit is recorded. For state income taxes in non-unitary states, the Company has not recorded any benefit as a result of its loss position for the period February 11, 1998 through December 31, 1998.

         A full valuation allowance has been provided for all deferred tax assets (net of liabilities) at December 31, 1998, as management does not consider realization of such amounts more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $14.6 million, $15.2 million and $17.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. Cash used in operating activities primarily relates to ongoing operating losses as previously discussed above.

         Net cash used in (provided by) investing activities was $14.7 million, $0.8 million and $(4.7) million for the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 increase in cash used in investing activities of $13.9 million as compared to 1997 resulted primarily from the purchase of short-term investments, net of proceeds from maturities, as a result of investing a portion of the proceeds from the Offering. The 1997 increase in cash used in investing activities of $5.5 million as compared to 1996 was primarily attributable to the sale of two facilities in Framingham, Massachusetts during 1996 for $6.7 million partially offset by a $1.0 million decrease in 1997 other asset expenditures.

         Net cash flows provided by financing activities was $33.3 million, $16.7 million and $12.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 increase of $16.6 million primarily resulted from the receipt of $32.1 million in net proceeds from the Offering and $1.1 million of long-term debt, net of repayments, partially offset by the reduced borrowings from BP Amoco. Such borrowings from BP Amoco ceased February 10, 1998, upon the completion of the Offering at which time the remaining $2.0 million note balance was repaid. Prior to the Offering, the Company financed its operations primarily through loans and capital contributions and expenses funded by BP Amoco.

         The Company does not have any material commitments for capital expenditures. The Company has entered into various license agreements pursuant to which it has been granted use of certain patented technologies. The agreements require the Company to pay royalties ranging from 0.5 percent to 13.7 percent on net sales of specified products, with certain minimum royalties due each year. As additional consideration for certain of the licenses, the Company is obligated to fund certain research of the licensors. Future minimum amounts due under all such agreements range from $0.3 million to $1.8 million per year for 1999 through 2002. See Note 7 of Notes to Consolidated Financial Statements.

         At December 31, 1998, the Company had cash, cash equivalents and short-term investments of $18.3 million and an accumulated deficit of $48.6 million. Since its inception, the Company has experienced negative cash flows from operations. In order to preserve the Company's cash position and to reduce cash used in operating activities, the Company's Board of Directors approved during March 1999 a restructuring plan that has resulted in the elimination of 20 positions in the U.S., representing a 12 percent reduction of the U.S.
work force, thereby reducing ongoing annual cash expenditures by an estimated $1.6 million. The Company expects to record a charge for severance costs of approximately $0.5 million during the first quarter of 1999.

         The Company believes that its current cash and short-term investment position, and the interest to be earned thereon, will be sufficient to fund the Company's operations into 2000. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's requirements for additional capital will depend on many factors, including growth in product revenues, payments received under existing and potential collaborative agreements; the availability of government research grant payments; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, sales and marketing capabilities. To the extent capital resources, including payments from existing and possible future collaborative agreements and grants, together with the net proceeds of the IPO are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative agreements on unattractive terms. The Company's inability to raise capital as and when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. It establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company anticipates that, due to its current non-use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

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

         In the area of non-IT Systems, the Company relies, both domestically and internationally, upon various vendors, government agencies, research institutions, utility companies, telecommunications service companies, delivery service companies, and other material and service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations. The Company has initiated formal communications with significant vendors and customers to determine the extent of which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond the Company's control. To the extent that the Company does not receive adequate responses by early 1999, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than mid-1999. At this time, the Company cannot estimate the additional cost, if any, that might develop from such contingency plans. With respect to the manufacturing/facility related equipment and other systems, the Company is in the process of assessing these systems for Year 2000 compliance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company's exchange rate risk is limited to its operations in England, Germany, France and Italy. The exchange rate risk is mitigated through local purchases for the majority of their expenditures. The Company's primary foreign currency exchange rate risk results from the foreign operations' intercompany purchases of clinical and research products as well as certain instrument system components. The majority of the intercompany purchases are not expected to be repaid in the foreseeable future as these operations have required more working capital as a result of their significant growth. Sales throughout the rest of the world are denoted in U.S. dollars. The Company does not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on its financial statements. The net impact of foreign exchange activities on earnings was immaterial for the years ended December 31, 1998, 1997 and 1996. The foreign currency translation loss included in shareholders' equity resulting from the translation of the financial statements of the Company's international subsidiaries into U.S. dollars decreased by $0.1 million in 1998 due to the weakening of the U.S. dollar against the functional currency of the Company's international subsidiaries. Interest rate exposure is primarily limited to the $13.7 million of short-term investments owned by the Company. Such securities are debt instruments which generate interest income for the Company on excess cash balances. The Company does not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments.

         The Company does not consider the present rate of inflation to have a significant impact on its business.

ITEM 8.       FINANCIAL STATEMENTS

         The financial statements of the Company on pages 37 to 56 of this Form 10-K are indexed herein under Item 14(a)(1). See also the financial statement schedules appearing herein, as indexed under Item 14(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 31, 1998, the Company dismissed PricewaterhouseCoopers LLP ("PwC") as the Company's independent accountant. On November 20, 1998, PwC notified the Company that upon final approval of the pending British Petroleum-Amoco Corporation merger, PwC would no longer be independent with respect to the Company. The Company was informed that a lack of independence would result from the business relationship between PwC and the anticipated merged British Petroleum-Amoco Corporation organization, the Company's majority shareholder.

         PwC's report on the consolidated financial statements of the Company for the years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the Company's consolidated financial statements for the years ended December 31, 1997, 1996 and 1995, and in subsequent interim periods through December 31, 1998, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in its report. In addition, there has been no reportable events for the years ending December 31, 1997, 1996 and 1995 and subsequent periods through December 31, 1998 as described in paragraph (a) (1) (v) of Item 304 of Regulation S-K, promulgated under the Securities Exchange Act of 1934 (a "Reportable Event").

         Effective December 31, 1998, the Company retained Deloitte & Touche LLP ("D&T") as its independent auditors. The decision to change auditors was approved by the Audit Committee of the Board of Directors of the Company. Prior to engaging D&T, the Company had never consulted D&T concerning either the application of accounting principles to a specified completed or uncompleted transaction, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a disagreement with the Company's former accountant or a Reportable Event. Further, there was no written report or oral advice provided that D&T concluded that was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.


                                    PART III

         Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company, at which meeting the stockholders will vote upon the election of directors. The information under the captions "Election of Directors," "Ownership of Securities," "Executive Compensation and Related Information" and "Certain Relationships and Transactions" in such definitive Proxy Statement are incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      14(a)(1) CONSOLIDATED FINANCIAL STATEMENTS

         Set forth below is a listing of the Consolidated Financial Statements of the Company with reference to the page numbers in this Form 10-K at which such Statements are disclosed.


                                                              PAGE NUMBERS OF
                                                               THIS FORM 10-K
                                                              ---------------

Report of Management .........................................      34
Independent Auditors' Report .................................      35
Report of Independent Accountants ............................      36
Consolidated Balance Sheet--December 31, 1998 and 1997 .......      37
Consolidated Statement of Operations for the Years Ended
    December 31, 1998, 1997 and 1996 .........................      38
Consolidated Statement of Comprehensive Operations ...........      39
Consolidated Statement of Stockholders' Equity (Deficit) for
    the Years Ended December 31, 1998, 1997 and 1996 .........      40
Consolidated Statement of Cash Flows for the Years Ended
    December 31, 1998, 1997 and 1996 .........................      41
Notes to Consolidated Financial Statements ...................      42


     14(a)(2)     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         The documents and schedules listed below are filed as part of this report:


                                                              PAGE NUMBER OF
                                                              THIS FORM 10-K
                                                              --------------
Schedule II--Valuation and Qualifying Accounts ...............       57


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

     14(b)        REPORTS ON FORM 8-K

         The Company did not file any Form 8-K reports during the fourth quarter of 1998.

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

         The Company's accompanying 1998 consolidated financial statements have been audited by Deloitte & Touche LLP, independent auditors, whose audit was made in accordance with generally accepted auditing standards. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate. The Independent Auditors' Report appears herein.

         The Board of Directors exercises its oversight responsibility for the consolidated financial statements through its Audit Committee, comprised of Directors who are not employees of the Company. To assure independence, Deloitte & Touche LLP has full and free access to the Audit Committee to discuss internal accounting control, auditing and financial reporting matters.


JOHN L. BISHOP                              JAMES J. HABSCHMIDT
President and Chief                         Executive Vice President and
Executive Officer                           Chief Financial Officer


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Vysis, Inc.:

         We have audited the consolidated balance sheets of Vysis, Inc. (an indirect subsidiary of BP Amoco p.l.c.) and its subsidiaries (the "Company"), as of December 31, 1998, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficit), and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule of the Company for the years ended December 31, 1997 and 1996 were audited by other auditors whose report, dated March 13, 1998, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of Vysis, Inc. (an indirect subsidiary of BP Amoco p.l.c.) and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1998 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Chicago, Illinois
March 12, 1999
(March 25, 1999 as to Note 15)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vysis, Inc.:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and Item 14(a)(2) on page 33 present fairly, in all material respects, the financial position of Vysis, Inc. (an indirect subsidiary of Amoco Corporation) and its subsidiaries at December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Vysis, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements for any period subsequent to December 31, 1997.



PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
March 13, 1998

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                           CONSOLIDATED BALANCE SHEET

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                        DECEMBER 31,
                                                                   ---------------------
                                                                     1998         1997
                                                                   --------     --------
ASSETS
Current assets:
  Cash and cash equivalents ...................................    $  4,672     $    669
  Short-term investments ......................................      13,667         --
  Accounts receivable, net ....................................       6,106        4,629
  Current portion of long-term lease receivables, net .........         378         --
  Inventories .................................................       2,487        2,733
  Other current assets ........................................         782        1,108
                                                                   --------     --------
    Total current assets ......................................      28,092        9,139
Property and equipment, net ...................................       3,879        4,646
Investment ....................................................         562          677
Long-term lease receivables, net ..............................         626         --
Other assets ..................................................       1,884        2,478
                                                                   --------     --------
    Total assets ..............................................    $ 35,043     $ 16,940
                                                                   --------     --------
                                                                   --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt ...........................    $    553     $   --
  Accounts payable and accrued liabilities ....................       9,475        8,538
  Note payable--BP Amoco ......................................        --          9,202
  Deferred revenue ............................................         966          537
                                                                   --------     --------
    Total current liabilities .................................      10,994       18,277
                                                                   --------     --------

Long-term debt ................................................         523         --
                                                                   --------     --------

Commitments and contingencies (Notes 4, 7, 11 and 13)

Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value; 10,000,000
    shares authorized: Series A; 6,200,000 shares designated;
    none issued and outstanding at December 31, 1998; 6,200,000
    issued and outstanding at December 31, 1997 ...............        --              6
    Series B; 553,126 shares designated; none issued and
    outstanding at December 31, 1998; 553,126 issued and
    outstanding at December 31, 1997 ..........................        --              1
  Common stock, $0.001 par value; 35,000,000 shares authorized;
    9,788,401 issued and outstanding at December 31, 1998;
    1,071,970 issued and outstanding at December 31, 1997 .....          10            1
  Additional paid-in capital ..................................      71,862       30,396
  Deferred compensation .......................................         (81)        (206)
  Unrealized gain on investment ...............................         462          577
  Cumulative translation adjustment ...........................        (101)        (241)
  Accumulated deficit .........................................     (48,626)     (31,871)
                                                                   --------     --------
    Total stockholders' equity (deficit) ......................      23,526       (1,337)
                                                                   --------     --------
    Total liabilities and stockholders' equity (deficit) ......    $ 35,043     $ 16,940
                                                                   --------     --------
                                                                   --------     --------


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     1998         1997         1996
                                                   --------     --------     --------


Revenues:
     Product revenue ..........................    $ 21,526     $ 16,021     $ 11,022
     Grant and other revenue ..................       1,828        2,212        2,216
                                                   --------     --------     --------
         Total revenues .......................      23,354       18,233       13,238
Cost of goods sold ............................       9,896        8,063        6,127
                                                   --------     --------     --------
Gross profit ..................................      13,458       10,170        7,111
                                                   --------     --------     --------
Operating expenses:
     Research and development .................      11,488       10,533        9,456
     Selling, general and administrative ......      19,683       15,877       15,688
                                                   --------     --------     --------
         Total operating expenses .............      31,171       26,410       25,144
                                                   --------     --------     --------
Loss from operations ..........................     (17,713)     (16,240)     (18,033)
Interest income ...............................       1,337         --            107
Interest expense ..............................        (379)        (636)        (255)
                                                   --------     --------     --------
Net loss ......................................    $(16,755)    $(16,876)    $(18,181)
                                                   --------     --------     --------
                                                   --------     --------     --------
Basic and diluted net loss per share ..........    $  (1.91)    $ (15.89)    $ (17.18)
                                                   --------     --------     --------
                                                   --------     --------     --------

Shares used in computing basic and diluted
  net loss per share ..........................       8,753        1,062        1,058



               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

               CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)


                                                                YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1998         1997         1996
                                                          --------     --------     --------


Net loss .............................................    $(16,755)    $(16,876)    $(18,181)

Other comprehensive income:
     Cumulative translation adjustment ...............         140         (257)          20
     Unrealized holding gain (loss) on investment ....        (115)         577         --
                                                          --------     --------     --------
         Total other comprehensive income ............          25          320           20
                                                          --------     --------     --------
Comprehensive loss ...................................    $(16,730)    $(16,556)    $(18,161)
                                                          --------     --------     --------
                                                          --------     --------     --------



               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)


                                                                         YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                     1998         1997         1996
                                                                   --------     --------     --------
Convertible preferred stock:
  Beginning balance ...........................................    $      7     $      6     $   --
  Recapitalization ............................................        --           --              6
  Issuance of Series B convertible preferred stock ............        --              1         --
  Conversion of Series A and Series B preferred
    stock to common stock .....................................          (7)        --           --
                                                                   --------     --------     --------
  Ending balance ..............................................        --              7            6
                                                                   --------     --------     --------
Common stock:
  Beginning balance ...........................................           1            1         --
  Recapitalization ............................................        --           --              1
  Conversion of Series A and Series B preferred stock .........           5         --           --
  Conversion of note payable--BP Amoco ........................           1         --           --
  Issuance of common stock through initial public offering ....           3         --           --
                                                                   --------     --------     --------
  Ending balance ..............................................          10            1            1
                                                                   --------     --------     --------
Additional paid-in capital:
  Beginning balance ...........................................      30,396       17,555         --
  Recapitalization ............................................        --           --         12,311
  Income tax benefit from BP Amoco ............................       1,126        7,451        5,031
  Deferred compensation .......................................          21          277          213
  Conversion of note payable--BP Amoco ........................       8,099        5,105         --
  Exercise of stock options ...................................          81            8         --
  Net proceeds from initial public offering ...................      32,139         --           --
                                                                   --------     --------     --------
  Ending balance ..............................................      71,862       30,396       17,555
                                                                   --------     --------     --------
Capital contribution--BP Amoco:
  Beginning balance ...........................................        --           --         13,189
  Net loss (pre-recapitalization) .............................        --           --         (3,186)
  Advances from BP Amoco ......................................        --           --          2,315
  Recapitalization ............................................        --           --        (12,318)
                                                                   --------     --------     --------
  Ending balance ..............................................        --           --           --
                                                                   --------     --------     --------
Deferred compensation:
  Beginning balance ...........................................        (206)         (90)        --
  Stock option grants .........................................         (21)        (277)        (213)
  Amortization ................................................         146          161          123
                                                                   --------     --------     --------
  Ending balance ..............................................         (81)        (206)         (90)
                                                                   --------     --------     --------
Unrealized gain (loss) on investment:
  Beginning balance ...........................................         577         --           --
  Current year activity .......................................        (115)         577         --
                                                                   --------     --------     --------
  Ending balance ..............................................         462          577         --
                                                                   --------     --------     --------
Cumulative translation adjustment:
  Beginning balance ...........................................        (241)          16           (4)
  Current year activity .......................................         140         (257)          20
                                                                   --------     --------     --------
  Ending balance ..............................................        (101)        (241)          16
                                                                   --------     --------     --------
Accumulated deficit:
  Beginning balance ...........................................     (31,871)     (14,995)        --
  Net loss (post-recapitalization) ............................     (16,755)     (16,876)     (14,995)
                                                                   --------     --------     --------
  Ending balance ..............................................     (48,626)     (31,871)     (14,995)
                                                                   --------     --------     --------
Total stockholders' equity (deficit) ..........................    $ 23,526     $ (1,337)    $  2,493
                                                                   --------     --------     --------
                                                                   --------     --------     --------




               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                      YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1998         1997         1996
                                                                --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................    $(16,755)    $(16,876)    $(18,181)
  Reconciliation of net loss to net cash used in
    operating activities:
    Depreciation and amortization ..........................       2,338        2,885        1,805
    Write-off of goodwill ..................................         205         --           --
    Loss on disposition of assets ..........................        --            (30)        (246)
    Donation of marketable securities ......................        --           --            515
    Stock compensation .....................................         146          161          123
    Changes in assets and liabilities:
      Accounts receivable ..................................      (1,310)      (2,054)        (943)
      Inventories ..........................................         223         (473)        (804)
      Other current assets .................................         368         (336)        (467)
      Lease receivables ....................................      (1,004)        --           --
      Other assets .........................................        (208)        --           --
      Accounts payable and accrued liabilities .............       1,009        1,380          770
      Deferred revenue .....................................         428          129           57
                                                                --------     --------     --------
    Net cash used in operating activities ..................     (14,560)     (15,214)     (17,371)
                                                                --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of short-term investments .......      14,465         --           --
  Purchases of short-term investments ......................     (28,132)        --           --
  Purchases of property and equipment ......................        (675)        (280)        (509)
  Acquisition of Techgen ...................................        --           --           (295)
  Proceeds from sale of property and equipment .............        --             30        6,778
  Proceeds from sale of investment .........................        --           --            314
  Increase in other assets .................................        (368)        (557)      (1,548)
                                                                --------     --------     --------
    Net cash (used in) provided by investing activities ....     (14,710)        (807)       4,740
                                                                --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...................      32,142         --           --
  Capital contributions--BP Amoco, net .....................        --           --          2,315
  Increase in note payable--BP Amoco .......................       1,665       15,697        9,649
  Expenses funded by BP Amoco ..............................         294          956          452
  Loan repayment to BP Amoco ...............................      (2,000)        --           --
  Proceeds from long-term borrowings .......................       1,488         --           --
  Principal payments on long-term borrowings ...............        (412)        --           --
  Proceeds from exercise of stock options ..................          81            8         --
                                                                --------     --------     --------
    Net cash provided by financing activities ..............      33,258       16,661       12,416
Effect of exchange rate changes on cash ....................          15          (19)          16
                                                                --------     --------     --------
Net increase (decrease) in cash and cash equivalents .......       4,003          621         (199)
Cash and cash equivalents at beginning of period ...........         669           48          247
                                                                --------     --------     --------
Cash and cash equivalents at end of period .................    $  4,672     $    669     $     48
                                                                --------     --------     --------
                                                                --------     --------     --------
Interest paid ..............................................    $    248     $   --       $   --
                                                                --------     --------     --------
                                                                --------     --------     --------


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BUSINESS

         Vysis, Inc. ("Vysis" or the "Company") was incorporated in Delaware in 1991. The Company's principal stockholder is Amoco Technology Company ("ATC"), which is a wholly owned subsidiary of Amoco Corporation. On December 31, 1998, Amoco Corporation merged with the former British Petroleum Corporation and, as a result of the merger, became a wholly owned subsidiary of BP Amoco p.l.c. All references to BP Amoco shall mean BP Amoco p.l.c. or its wholly owned subsidiary, Amoco Corporation, and its indirectly wholly owned subsidiary, Amoco Technology Company. In 1991, ATC acquired from Genzyme its remaining interest in Gene-Trak Systems, a joint venture focused on infectious disease diagnostics originally formed by BP Amoco and Integrated Genetics in 1986, and established Gene-Trak, Inc., a Delaware corporation, which at that time was named Gene-Trak Systems Corporation. In March 1994, ATC contributed all of its infectious disease business related assets and the stock of Gene-Trak, Inc. to the Company. Also, in March 1994, ATC contributed to the Company all of its genetic disease business related assets, including the stock of Vysis, Inc. (an Illinois corporation), which at that time was named Imagenetics Incorporated. In January 1995, ATC contributed to the Company all of the assets of its bioinformatics software activities. All assets contributed by BP Amoco were recorded by the Company at BP Amoco's net book value at the date of transfer.

         Vysis is a genomic disease management company focused on developing and marketing clinical products as well as providing research products to assess the structure and function of the human genome. The Company's DNA probe technologies provide the clinician with an enhanced ability to manage disease by assessing the human genome, including the ability to determine the presence, absence, number and structure of chromosomes and individual genes. The Company also develops and markets a line of instrument products which includes genetic imaging workstations and other processing instruments. These workstations provide an integrated solution to enhance and automate the visualization, analysis and storage of DNA probe images. In addition, the Company develops, manufactures and commercializes products for the detection and identification of food-borne pathogens to food processors and quality control laboratories.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include those assets, liabilities, revenues and expenses directly attributable to the Company's operations. The Company's organization, capitalization and outstanding shares prior to the 1996 recapitalization, as described in Note 8, are not indicative of the Company's future structure. Consequently, the accumulated deficit, net loss and equity contributions are reflected as a single line item "Capital Contribution - BP Amoco" in the accompanying consolidated financial statements prior to February 29, 1996.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                                   VYSIS, INC.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

REVENUE RECOGNITION

         Product sales revenue is recognized upon shipment of products to customers. No rights to return products exist other than under normal warranty provisions. Revenue attributable to technical support and software enhancements provided with the sale of certain instrument products is deferred and recognized ratably over the period of time such services are provided, generally one year. Revenue on equipment maintenance contracts is deferred and recognized ratably over the period of the contract, generally one year. Grant and license fee revenue is recognized as earned pursuant to the related agreement. Payments received under these agreements prior to the completion of the related work are recorded as deferred revenue.

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

COMPREHENSIVE INCOME

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

CASH AND CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less from the date of acquisition.

SHORT-TERM INVESTMENTS

         Short-term investments have maturities of more than three months and less than one year. These investments are stated at cost plus accrued interest, as it is the intent of the Company to hold these securities until maturity.

                                   VYSIS, INC.

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

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Equipment depreciation is provided on the straight-line basis over the expected useful lives of three to seven years. Leasehold improvements are depreciated over the shorter of their useful life or lease term. Significant improvements are capitalized and repairs and maintenance charges are expensed as incurred.

OTHER ASSETS

         Other assets include capitalized license fees and goodwill which are carried at cost less accumulated amortization. Amortization expense is calculated on a straight-line basis over the estimated economic useful lives of the assets, ranging from four to 17 years. The Company periodically reviews the recoverability of these assets based primarily upon future anticipated use of the assets and estimated future cash flows.

FINANCIAL INSTRUMENTS

         The carrying value of cash equivalents, investments, accounts receivable, lease receivables, accounts payable and debt approximates their fair value. Cash equivalents and short-term investments are primarily corporate debt securities with creditworthy corporations. With respect to accounts and lease receivables, credit risk is generally limited due to the large number of organizations comprising the Company's customer base and their dispersion across different geographic locations. The Company maintains an allowance for potentially doubtful accounts based upon specific circumstances, historical trends and other information.

FOREIGN CURRENCY TRANSLATION

         The functional currency for the Company's foreign subsidiaries is the local currency. Translation from the applicable foreign currency to U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for the statement of operations using the average exchange rates in effect during the period. Gains or losses from such translations are accumulated in a separate component of stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in the results of operations and have not been significant.

                                   VYSIS, INC.

STOCK-BASED COMPENSATION

         The Company recognizes stock-based compensation costs under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25. The Company has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation."

INCOME TAXES

         Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax rates. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. It establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company anticipates that, due to its current non-use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

RECLASSIFICATIONS

         Certain amounts in fiscal 1997 and 1996 have been reclassified to conform to the fiscal 1998 presentation. These changes had no impact on previously reported results of operations or stockholders' equity (deficit).

NOTE 2--RELATED PARTY TRANSACTIONS:

         The Company has received certain legal services, research and development support, and administrative support from BP Amoco and has paid for such services and support on an actual usage or pro rata basis. The amounts of these costs included in the consolidated statement of operations were as follows (in thousands):


                                                YEAR ENDED DECEMBER 31,
                                               ------------------------
                                                1998    1997    1996
                                                ----    ----    ----

         Research and development ..........    $131    $--     $--
         Selling, general and administrative     --      182     304
                                                ----    ----    ----
                                                $131    $182    $304
                                                ----    ----    ----
                                                ----    ----    ----


         Management of the Company believes these costs are reasonable under the circumstances. These charges may not be indicative of the actual costs that would have been incurred if the Company had operated independently. In addition, during 1998 and 1997, BP Amoco paid on behalf of the Company certain expenses aggregating $32,000 and $138,000, respectively. Prior to an initial public offering (the "Offering"--see Note 8), the Company also received cash advances to meet its working capital requirements and other capital assets from BP Amoco. For 1998 and 1997 such amounts consisted of advances of $1,665,000 and $15,697,000, respectively, under a note payable to BP Amoco. During 1996, such amounts consisted of contributed capital of $2,315,000 and advances of $10,137,000 under a note payable to BP Amoco. The notes payable to BP Amoco accrued interest at an annual rate of 7.5 percent that resulted in interest expense of $131,000, $636,000 and $148,000 for the years ended

                                   VYSIS, INC.

December 31, 1998, 1997 and 1996, respectively. Concurrent with the consummation of the Offering (see Note 8), the Company converted $8.1 million of the Note Payable-BP Amoco into 675,000 shares of common stock and repaid the remaining note balance of $2.0 million.

         The Company entered into a tax sharing agreement with BP Amoco, effective January 1, 1996, which provides for a capital contribution to the Company in an amount approximating the tax effect of including the Company's results of operations prior to the Offering in BP Amoco's consolidated federal tax return. Under this agreement, $1,126,000, $7,451,000 and $5,031,000 were recorded as contributed capital and a related reduction of the note payable to BP Amoco during 1998, 1997 and 1996, respectively. See Note 6 for further discussion of the tax sharing agreement.

NOTE 3--COMPOSITION OF BALANCE SHEET COMPONENTS:

         Accounts receivable consisted of the following (in thousands):


                                                            DECEMBER 31,
                                                        -------------------
                                                         1998        1997
                                                        -------     -------

         Accounts receivable .......................    $ 7,046     $ 4,826
         Less:  allowance for doubtful accounts ....       (940)       (197)
                                                        -------     -------
                                                        $ 6,106     $ 4,629
                                                        -------     -------
                                                        -------     -------


         Inventories consisted of the following (in thousands):


                                                           DECEMBER 31,
                                                        ------------------
                                                         1998        1997
                                                        ------      ------

         Raw materials and supplies ................    $  900      $1,198
         Finished goods ............................     1,587       1,535
                                                        ------      ------
                                                        $2,487      $2,733
                                                        ------      ------
                                                        ------      ------


         Property and equipment consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                        ---------------------
                                                          1998        1997
                                                        --------    --------

         Leasehold improvements ....................    $  2,386    $  2,382
         Equipment, furniture and fixtures .........       9,314       8,713
                                                        --------    --------
                                                          11,700      11,095
         Less:  accumulated depreciation ...........      (7,821)     (6,449)
                                                        --------    --------
                                                        $  3,879    $  4,646
                                                        --------    --------
                                                        --------    --------


                                   VYSIS, INC.

         Other assets consisted of the following (in thousands):


                                                                  DECEMBER 31,
                                                               -----------------
                                                                1998       1997
                                                               ------     ------
         License fees (net of accumulated amortization of
           $397 and $308 in 1998 and 1997, respectively) .     $1,211     $1,192
         Software development costs (net of accumulated
           amortization of $841 and $143 in 1998 and 1997,
           respectively) .................................        549        989
         Prepaid expenses ................................        124       --
         Goodwill (net of accumulated amortization of $457
           and $160 in 1998 and 1997, respectively) ......       --          297
                                                               ------     ------
                                                               $1,884     $2,478
                                                               ------     ------
                                                               ------     ------



     Accounts payable and accrued liabilities consisted of the following (in thousands):


                                               DECEMBER 31,
                                            -----------------
                                             1998        1997
                                            ------     ------

         Trade accounts payable .......     $3,435     $3,017
         Accrued rent .................      1,020      1,107
         Employee related costs .......      1,169      1,084
         Accrued professional fees ....      2,059      1,534
         Other taxes payable ..........        807        356
         Other ........................        985      1,440
                                            ------     ------
                                            $9,475     $8,538
                                            ------     ------
                                            ------     ------


NOTE 4--LEASE RECEIVABLES AND LONG-TERM DEBT:

         A wholly-owned foreign subsidiary of the Company has entered into certain sales-type leasing transactions with customers. In order to comply with local regulations with respect to such leasing transactions, the subsidiary must borrow money and has assigned to the lender a security interest in the lease receivables and related equipment. The debt is payable over a three year period in monthly or quarterly installments and bears interest at rates ranging from
6.4 percent to 9.5 percent. The aggregate maturities of gross lease receivables and long-term debt for the years ending December 31, are as follows:


                                                GROSS       LONG-TERM
                                             RECEIVABLES       DEBT
                                             -----------    ---------
         1999 ............................     $  406        $  547
         2000 ............................        547           454
         2001 ............................        444            75
                                               ------        ------
                                               $1,397        $1,076
                                               ------        ------
                                               ------        ------

                                   VYSIS, INC.

        The components of net lease receivables are as follows:


                                                      DECEMBER 31,
                                                         1998
                                                      -----------
         Gross lease receivables .................     $ 1,397
         Unearned income .........................         (43)
         Allowance for doubtful accounts .........        (350)
                                                       -------
                                                       $ 1,004
                                                       -------
                                                       -------



NOTE 5--INVESTMENT:

         In 1994, the Company acquired 1,400 shares of preferred stock in Genome Systems, Inc. for cash consideration of $200,000. In 1996, Genome Systems, Inc. was acquired by Incyte Pharmaceuticals, Inc. ("Incyte") and the Company's investment was exchanged for restricted common stock of Incyte, a publicly held company. During 1996, a portion of this investment with a cost of $100,000 was sold and a gain of $214,000 was included in the Company's results of operations. As of December 31, 1996, the investment balance consisted of Incyte restricted common stock and was therefore recorded at cost of $100,000. During 1997, the restriction expired and, as a result, the investment balances of $562,000 and $677,000 represent the market value of the available-for-sale Incyte common stock at December 31, 1998 and 1997, respectively. The unrealized gains of $462,000 and $577,000 have been included as a component of stockholders' equity (deficit) at December 31, 1998 and 1997, respectively.

NOTE 6--INCOME TAXES:

         Prior to the completion of the Offering (see Note 8), the Company's results of operations were included in the consolidated income tax returns of BP Amoco; accordingly, the Company's domestic net operating losses through February 10, 1998 have been utilized by BP Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income. Subsequent to the Offering, the Company will file a separate federal income tax return. As the Company was in a loss position for the period February 11, 1998 through December 31, 1998, no federal provision is recorded. For state income taxes, the Company's results of operations will continue to be included with BP Amoco in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in BP Amoco's unitary state tax returns as long as BP Amoco owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP Amoco requires BP Amoco to pay the Company the incremental tax savings, if any, received by BP Amoco as a result of including the Company's results of operations in such filings. The agreement also requires the Company to pay BP Amoco the incremental tax liability, if any, incurred by BP Amoco as a result of including the Company's results of operations in such filings. The Company and BP Amoco are currently unable to estimate the amount of state income tax benefit to be received by the Company as a result of its operating losses for the period February 11, 1998 through December 31, 1998 and, accordingly, no state tax benefit is recorded. For state income taxes in non-unitary states, the Company has not recorded any benefit as a result of its loss position for the period February 11, 1998 through December 31, 1998.

         The income tax effect of temporary differences comprising the deferred tax assets and liabilities is as follows (in thousands):

                                   VYSIS, INC.


                                                              DECEMBER 31,
                                                         --------------------
                                                           1998         1997
                                                         -------      -------

         Deferred tax assets:
           Patents ................................      $   216      $   233
           Accrued rent ...........................          408          443
           Net operating loss carryforwards .......        4,588          423
           Allowance for doubtful accounts ........          382           78
           Accrued professional fees ..............          435         --
           Deferred revenue .......................          233         --
           Miscellaneous accruals .................          500          137
           Inventory reserve ......................          174          122
           Deferred compensation ..................          150           65
                                                         -------      -------
         Total deferred tax assets ................        7,086        1,500
         Valuation allowance ......................       (6,576)        (817)
                                                         -------      -------
         Net deferred tax assets ..................          510          683
         Deferred tax liabilities:
           Accumulated depreciation, software
             development costs and license fees ...         (510)        (683)
                                                         -------      -------
         Net deferred tax assets ..................      $  --        $  --
                                                         -------      -------
                                                         -------      -------


         The Company had net operating loss carryforwards of $11,318,000 at December 31, 1998, of which approximately $10,488,000 will expire at varying dates through 2013 and the remainder of which may be carried forward indefinitely.

         A full valuation allowance has been provided for all deferred tax assets net of liabilities as management does not consider realization of such amounts more likely than not.

NOTE 7--DEVELOPMENT AND LICENSE AGREEMENTS:

         The Company has entered into various license agreements pursuant to which it has been granted exclusive and non-exclusive licenses to certain patented technologies. The agreements require the Company to pay royalties ranging from 0.5 to 13.7 percent on net sales of specified products, with certain agreements requiring minimum royalties due each year. As additional consideration for certain of the licenses, the Company is obligated to fund certain research of the licensors. Future minimum amounts due for such licenses, minimum royalties and research funding are as follows (in thousands):


                  YEAR ENDING
                  DECEMBER 31,
                  ------------
                  1999.................................       $1,808
                  2000.................................        1,800
                  2001.................................          600
                  2002.................................          300
                                                               ------
                                                               $4,508
                                                               ------
                                                               ------


NOTE 8--CAPITALIZATION:

         On February 29, 1996, pursuant to a recapitalization, the Company issued 6,200,000 shares of its Series A Convertible Preferred Stock, par value

                                   VYSIS, INC.

$0.001 per share, and 1,058,394 shares of its Common Stock, par value $0.001 per share, to BP Amoco as consideration for the cumulative investment by BP Amoco in the Company, which was $12,318,000. The investment by BP Amoco in the Company included assets contributed by BP Amoco which were recorded at BP Amoco's net book value at the date of transfer. In connection with the recapitalization, $6,000 and $1,000 was assigned to the par value of the Series A Convertible Preferred Stock and Common Stock, respectively, while the remaining $12,311,000 was credited to additional paid-in capital.

         In September 1997, the Company converted $5,106,000 of the note payable due to BP Amoco into 553,126 shares of its Series B Convertible Preferred Stock, par value $0.001 per share.

         On November 20, 1997 the Company effected a 1 for 1.37 reverse stock split of its Common Stock. All share and per share amounts in the consolidated financial statements and notes thereto have been adjusted retroactively to reflect this stock split.

         During October 1997, the Board of Directors authorized the Company to proceed with an initial public offering of the Company's Common Stock (the "Offering"). The Company completed the Offering on February 10, 1998 and issued 3 million shares of Common Stock, resulting in net cash proceeds of approximately $32.1 million. In connection with the Offering, 6,200,000 and 553,126 shares of Series A and Series B Convertible Preferred Stock, respectively, automatically converted into 4,525,547 and 403,741 shares of Common Stock, respectively. In addition, concurrent with the consummation of the Offering, the Company converted $8.1 million of the Note Payable-BP Amoco into 675,000 shares of Common Stock and repaid the remaining note balance of $2.0 million. Upon completion of the Offering, the Company had approximately 9.7 million shares of Common Stock issued and outstanding.

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

         Option activity under the 1996 Plan is summarized below:


                                         NUMBER OF    WEIGHTED
                                          SHARES    AVERAGE PRICE
                                         ---------  -------------
         Granted ....................     878,994     $   0.58
         Exercised ..................        --            --
         Surrendered or terminated ..      21,642     $   0.60
                                          -------
         Balance at December 31, 1996     857,352     $   0.58
         Granted ....................     162,007     $   3.59
         Exercised ..................      13,576     $   0.53
         Surrendered or terminated ..      54,064     $   0.60
                                          -------
         Balance at December 31, 1997     951,719     $   1.08
         Granted ....................      53,440     $   5.81
         Exercised ..................     112,143     $   0.73
         Surrendered or terminated ..      46,696     $   1.40
                                          -------
         Balance at December 31, 1998     846,320     $   1.40
                                          -------
                                          -------


                                   VYSIS, INC.

                                                               NUMBER OF       WEIGHTED
                                                                SHARES       AVERAGE PRICE
                                                               ---------     -------------
         Options exercisable at December 31, 1998 ......         544,987        $ 0.94
         Options  available  for future grant at
           December 31, 1998 ...........................          13,363
         Weighted-average fair value of options granted
              during the year ended December 31, 1996 ..          $ 0.34
         Weighted-average fair value of options granted
              during the year ended December 31, 1997 ..          $ 2.69
         Weighted-average fair value of options granted
              below estimated fair value during the year
              ended December 31, 1997 ..................          $ 3.54
         Weighted-average fair value of options granted
              during the year ended December 31, 1998 ..          $ 2.92



         During 1997, the Company issued options under the 1996 Plan to employees to purchase 78,249 shares of Common Stock at an exercise price of $2.74 per share, exercisable through 2007. The Company recorded deferred compensation of $277,000 in connection with these options based upon differences between the estimated fair value of the underlying stock and the exercise price of the related options. During 1996, the Company issued options under the 1996 Plan to consultants to purchase 44,162 shares of Common Stock at an exercise price of $0.53 per share, exercisable through 2006. The Company recorded deferred compensation of $213,000 in connection with these options, based upon the difference between the estimated fair value of the services received and the exercise price of the options granted. The Company recognized $146,000, $161,000 and $123,000 as stock compensation expense during the years ended December 31, 1998, 1997 and 1996, respectively.

         During July 1998, the shareholders approved the adoption of the 1998 Long Term Incentive Plan ("the 1998 Plan"). A total of 1,500,000 shares of Common Stock have been authorized for issuance under the 1998 Plan, subject to anti-dilution and other adjustments. In general, under the 1998 Plan, incentive or non-qualified stock options may be granted at a price not less than 100 percent of the fair market value of the Common Stock on the date of grant. Options vest in accordance with the completion of certain performance milestones for which specific percentages of vesting are associated; however, no vesting occurs until the Company has achieved two consecutive quarters of positive net earnings. Regardless of whether milestones or the earnings criteria are achieved, the options fully vest upon the ninth anniversary of the grant date and expire within 10 years from the grant date.

         Option activity under the 1998 Plan is summarized below:


                                                               NUMBER OF    WEIGHTED
                                                                 SHARES   AVERAGE PRICE
                                                               ---------  -------------
              Granted ......................................   1,039,000      $5.62
              Exercised ....................................        --         --
              Surrendered or terminated ....................        --         --
                                                               ---------
              Balance at December 31, 1998 .................   1,039,000      $5.62
                                                               ---------
                                                               ---------


         Options exercisable at December 31, 1998 ..........        --         --
         Options  available  for future grant at
           December 31, 1998 ...............................     461,000
         Weighted-average fair value of options granted
              during the year ended December 31, 1998 ......       $3.42


                                   VYSIS, INC.

         On October 1, 1998, a subcommittee of the Compensation Committee of the Company's Board of Directors approved a repricing of certain stock options granted under the 1996 Plan, and all stock options granted under the 1998 Plan, for options granted during 1998 through October 1, 1998. All repriced options have an exercise price of $5.60 which exceeded the fair market value of the common stock as of October 1, 1998.

         During October 1998, the Company's Board of Directors approved, with Mr. Bartlett, Dr. Melmon and Mr. Williams abstaining from the vote, a grant of non-qualified stock options to each of Mr. Bartlett, Dr. Melmon and Mr. Williams to purchase 5,000 shares of Common Stock at a price of $5.60 per share, which was not less than 100 percent of the fair market value of the Common Stock on the date of grant. The Options vest immediately upon grant and expire the earlier of one year after a Director ceases to be a Director of Vysis, or 10 years after the grant date.

         Option activity under the Director Plan is summarized below:


                                                           NUMBER OF     WEIGHTED
                                                            SHARES     AVERAGE PRICE
                                                            ------     -------------
           Granted ....................................     15,000        $ 5.60
           Exercised ..................................       --           --
           Surrendered or terminated ..................       --           --
                                                            ------
           Balance at December 31, 1998 ...............     15,000        $ 5.60
                                                            ------
                                                            ------

         Options exercisable at December 31, 1998 .....     15,000        $ 5.60

         Weighted-average fair value of options granted
           during the year ended December 31, 1998 ....     $ 2.93


         The following summarizes information about stock options outstanding at December 31, 1998:


                            OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                      ---------------------------    -----------------------
                                       WEIGHTED
                                        AVERAGE      WEIGHTED
         RANGE OF                      REMAINING      AVERAGE
         EXERCISE       NUMBER        CONTRACTUAL    EXERCISE      NUMBER
         PRICES       OUTSTANDING        LIFE          PRICE     EXERCISABLE
        ----------    ------------    -----------    --------    -----------
          $0.53          623,097          7.4         $0.53        464,707
           1.34           30,186          7.4          1.34         19,305
           2.74          110,018          8.9          2.74         41,291
           5.60        1,085,240          9.7          5.60         22,787
        6.63-10.00        51,779          9.0          6.85         11,897
                       ---------                                   -------
                       1,900,320                                   559,987
                       ---------                                   -------
                       ---------                                   -------

         The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The principal determinants of option pricing are: the estimated fair value of the Company's Common Stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were as follows:

                                   VYSIS, INC.


                                                  YEAR ENDED DECEMBER 31,
                                                 ------------------------
                                                 1998      1997      1996
                                                 ----      ----      ----
         Expected volatility .............       82.0%     47.5%     50.3%
         Risk free interest rate .........        4.4%      6.4%      6.2%
         Expected option life (years) ....        6.9       7.0       7.0
         Dividend yield ..................        0         0         0


         The Company applies Accounting Principles Board Opinion No. 25 in accounting for its fixed stock option plan and, accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations for options granted and exercisable at their estimated fair value on the grant date. Had compensation cost been recognized based on fair value as of the grant dates as defined in SFAS No. 123, the Company's net loss would have increased by approximately $396,000, $100,000 and $57,000, or $0.05, $0.09 and $0.05 per
share basic and diluted, for the years ended December 31, 1998, 1997 and 1996, respectively.

         The Company also maintains the Vysis, Inc. Savings and Investment Plan (the "Savings Plan"), as amended, which allows for participant contributions pursuant to Section 401(k) of the Internal Revenue Code. Substantially all the Company's U.S. employees are eligible to participate in the Savings Plan and may contribute up to 17 percent of their eligible compensation to the Savings Plan. The Company made contributions to the Savings Plan of $204,000, $187,000 and $164,000 in 1998, 1997 and 1996, respectively.

NOTE 10--SEGMENT AND GEOGRAPHIC INFORMATION:

         The Company operates in one reportable business segment: the development, manufacture and sale of genetic testing products. The Company's revenues by product line are as follows (in thousands):


                                                      YEAR ENDED DECEMBER 31,
                                                  -------------------------------
                                                   1998        1997        1996
                                                  -------     -------     -------
         FDA/ADM approved clinical genetic
           testing products .................     $ 2,616     $   406     $  --
         Research and other genetic
           testing products .................       8,463       4,611       2,786
         Genetic instrument products ........       6,650       7,232       4,602
         Genetic research grants and
           license revenue ..................       1,828       2,212       2,216
         Distributed laboratory products ....       1,175       1,246       1,113
         Food testing products ..............       2,622       2,526       2,521
                                                  -------     -------     -------
         Consolidated total revenues ........     $23,354     $18,233     $13,238
                                                  -------     -------     -------
                                                  -------     -------     -------



         The Company's revenues by geographic area based on location of customers are as follows (in thousands):


                                                     YEAR ENDED DECEMBER 31,
                                                ----------------------------------
                                                  1998         1997         1996
                                                --------     --------     --------
         United States .....................    $ 10,809     $  8,419     $  7,534
         Europe, Middle East and Africa ....      16,628       11,368        6,462
         Other .............................       2,258        1,947        1,291
         Eliminations ......................      (6,341)      (3,501)      (2,049)
                                                --------     --------     --------
         Consolidated total revenues .......    $ 23,354     $ 18,233     $ 13,238
                                                --------     --------     --------
                                                --------     --------     --------


                                   VYSIS, INC.

         All long-lived assets as of December 31, 1998 are located within the United States, except for $307,000 of European long-lived assets.

         For the years ended December 31, 1998, 1997 and 1996, there were no revenues to individual customers that exceeded 10 percent of total revenues.

NOTE 11--LEASE OBLIGATIONS:

         The Company operates in leased facilities and also leases certain manufacturing and other equipment. These leases generally require the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the Company's leases contain renewal clauses.

         Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):


                  YEAR ENDING DECEMBER 31,
                  ------------------------
                  1999.................................      $   856
                  2000.................................          662
                  2001.................................          626
                  2002.................................          696
                  2003.................................          683
                  Thereafter........................             622
                                                               ------
                                                               $4,145
                                                               ------
                                                               ------


         Rental expense totaled $932,000, $669,000 and $606,000 in 1998, 1997 and 1996, respectively.

NOTE 12--ACQUISITION:

         On April 3, 1996, the Company acquired all of the outstanding common stock of TechGen International Sarl ("TechGen") for $295,000. TechGen is a French distributor of chemical, biological, health and hygiene products and equipment. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the cash paid of $295,000 and liabilities assumed of $711,000 were allocated to the tangible assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired of $457,000 has been assigned to goodwill and was being amortized using the straight-line method over a five year period. During 1998, the Company analyzed the undiscounted future cash flows from this product line and determined the cash flows would be less than the carrying value of the goodwill. As a result of the impairment, the Company wrote off during the year ended December 31, 1998 the remaining goodwill of $205,000 in selling, general and administrative expense.

         The following unaudited pro forma financial information for the year ended December 31, 1996 presents the combined results of operations of the Company and TechGen as if the acquisition had occurred at the beginning of the year. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises (in thousands):


                                                               1996
                                                             ---------
                  Revenues..............................     $  13,285
                  Net loss..............................     $ (18,230)
                  Loss per share........................     $ (17.22)


                                   VYSIS, INC.

NOTE 13--COMMITMENTS AND CONTINGENCIES:

         The Company and BP Amoco are defendants in a law suit pending in the U.S. District Court in California alleging infringement of certain patents. The allegedly infringing activities are the manufacture, use and sale of reagents and kits for detecting certain food and environmental pathogens currently used in the Company's food testing business. The previous stay in this suit has been lifted and the litigation is in the early stages of discovery. The Company is vigorously defending the suit. As part of the suit, the Company has brought a counter-claim of infringement of a patent assigned to the Company relating to assays for a particular pathogen due to the plaintiff's manufacture, use and sale of tests that detect the pathogen in foodstuffs. The Company has indemnified BP Amoco against damages from the patent infringement claims in the suit. Although the Company believes that it has meritorious defenses in the suit, there can be no assurance that the Company will ultimately prevail. An unfavorable outcome for the Company is considered neither probable nor remote by management. An estimate of a possible loss or range of a possible loss cannot currently be made. However, an adverse determination against the Company, which may include a finding of willful infringement and the awarding of plaintiff's attorney's fees, could have a material adverse effect on the Company's financial statements. At December 31, 1998, the Company has accrued estimated future minimum legal costs related to this matter of $1.0 million.

         In October 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") to purchase certain patents and other intellectual property. The Agreement calls for Vysis to pay the seller $250,000 in cash and issue 80,291 shares of its Common Stock concurrent with the closing of the transaction. The Company and the seller have recently entered into an amended and restated Asset Purchase Agreement with the seller, that does not change the consideration to be paid by the Company upon closing of the transaction. The Company expects the closing to occur during 1999.

         The Company has a $1.0 million line of credit secured by eligible accounts receivable. The line of credit is utilized for securing various standby letters of credit aggregating $164,000 at December 31, 1998.

NOTE 14--SUPPLEMENTAL CASH FLOW INFORMATION:

         BP Amoco contributed property and equipment aggregating $36,000 to the Company in 1996 and did not make any such contributions during 1997 and 1998. This amount was reflected by the Company as a capital contribution from BP Amoco and recorded at BP Amoco's net book value. Certain other non-cash transactions with BP Amoco are described in Note 2.

NOTE 15--SUBSEQUENT EVENT:

         On March 17, 1999, the Company's Board of Directors approved a restructuring plan that will result in the elimination of 20 positions within the Company. The Company expects to record a charge for severance costs of approximately $0.5 million during the first quarter of 1999.

                                   VYSIS, INC.

NOTE 16--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):


                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                         MARCH 31    JUNE 30   SEPTEMBER 30  DECEMBER 31
                                         --------    -------   ------------  -----------
1998
Total revenues ......................    $ 5,051     $ 7,066     $ 5,056     $ 6,181
Gross profit ........................      2,990       4,253       2,815       3,400
Net loss ............................     (4,551)     (3,047)     (3,722)     (5,435)
Basic and diluted loss per share ....      (0.79)      (0.31)      (0.38)      (0.56)
1997
Total revenues ......................    $ 3,820     $ 4,247     $ 4,158     $ 6,008
Gross profit ........................      2,065       2,480       2,329       3,296
Net loss ............................     (3,617)     (4,012)     (3,833)     (5,414)
Basic and diluted loss per share ....      (3.42)      (3.79)      (3.62)      (5.05)


         The prior quarter gross profit amounts previously reported have been reclassified to conform with the fourth quarter 1998 presentation. This change has no impact on previously reported results of operations.

                                                                     SCHEDULE II

                                   VYSIS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)



                                      BALANCE AT                         BALANCE AT
           DESCRIPTION OF             BEGINNING                            END OF
       ALLOWANCE AND RESERVES         OF PERIOD  ADDITIONS   DEDUCTIONS    PERIOD
-----------------------------------   ---------  ---------   ----------    ------
1998
Allowance for doubtful accounts ...    $  197      $1,124      $   31      $1,290
1997
Allowance for doubtful accounts ...       156          82          41         197
1996
Allowance for doubtful accounts ...       220        --            64         156


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VYSIS, INC.



Date:  March 31, 1999           By:        /s/ JOHN L. BISHOP
                                   ------------------------------------
                                   Name: John L. Bishop
                                   TITLE: PRESIDENT AND CHIEF EXECUTIVE OFFICER

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


              SIGNATURES                            TITLE (CAPACITY)                   DATE
              ----------                            ----------------                   ----

                                             President, Chief Executive
          /s/ JOHN L. BISHOP                     Officer and Director              March 31, 1999
------------------------------------------        (Principal Executive Officer
            John L. Bishop                        and Director)




                                             Executive Vice President of
        /s/ JAMES J. HABSCHMIDT                  Finance and Chief Financial       March 31, 1999
------------------------------------------       Officer (Principal Financial
          James J. Habschmidt                    and Accounting Officer)




        /s/ WILLIAM M. BARTLETT              Director                              March 31, 1999
------------------------------------------
          William M. Bartlett



          /s/ ROBERT C. CARR                 Director                              March 31, 1999
------------------------------------------
            Robert C. Carr



         /s/ KENNETH L. MELMON               Director                              March 31, 1999
------------------------------------------
           Kenneth L. Melmon



        /s/ WALTER R. QUANSTROM              Director                              March 31, 1999
------------------------------------------
          Walter R. Quanstrom



              SIGNATURES                            TITLE (CAPACITY)                   DATE
              ----------                            ----------------                   ----


          /s/ FRANK J. SROKA                 Director                              March 31, 1999
------------------------------------------
            Frank J. Sroka



        /s/ RICHARD C. WILLIAMS              Director                              March 31, 1999
------------------------------------------
          Richard C. Williams


                                  EXHIBIT INDEX

 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------

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

    3.2      Amended and Restated Bylaws of Vysis, Inc.

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

    10.8*    Exclusive License Agreement between the Regents of The
             University of California and ATC dated July 30, 1992, as amended, December 7, 1994.



 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------

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

    10.11*   Exclusive Distributor Agreement between Vysis, Inc. and
             Fujisawa Pharmaceutical Co., Ltd. dated July 31, 1995.

(2) 10.12*   Sublicense Agreement between Ciba Corning Diagnostics Corp.
             and Vysis, Inc. dated May 24, 1996.

    10.13*   Software Development and Marketing Agreement between Digital
             Scientific Limited and Vysis, Inc. dated January 1, 1996.

    10.14*   Cooperation Agreement between the Company and Amoco Technology
             Company.

    10.15**  Registration Rights Agreement between the Company and Amoco
             Technology Company.

    10.16*   Amended and Restated Tax Allocation Agreement between the
             Company and Amoco Technology Company.

(1) 10.17    Amended and Restated Vysis, Inc. 1998 Long Term Incentive Plan

    21.1*    Subsidiaries of Vysis, Inc.

    23.1     Independent Auditors' Consent.

    23.2     Consent of Independent Accountants.

    27.1     Financial Data Schedule.


-----------

* Previously filed under the corresponding exhibit number in the Company's S-1 Registration Statement No. 333-38109 and incorporated herein by reference.

** Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(1)   Management contract or compensatory plan or arrangement.

(2)   Confidential information contained in this Agreement has been omitted.