Form 10-Q
period 1999-03-31
VYSIS INC
filed 1999-05-17
CIK 1016794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Number of shares of Common Stock, par value $.001 per share, outstanding as of May 17, 1999: 9,808,157

                                   VYSIS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                          PART I: FINANCIAL INFORMATION

ITEM 1:        Financial Statements

                    Consolidated Balance Sheets
                       As of March 31, 1999 and December 31, 1998 ........................   2

                    Consolidated Statements of Operations
                       For the three months ended March 31, 1999 and 1998 ................   3

                    Consolidated Statements of Comprehensive Operations
                       For the three months ended March 31, 1999 and 1998 ................   4

                    Consolidated Statements of Cash Flows
                       For the three months ended March 31, 1999 and 1998 ................   5

                    Notes to Consolidated Financial Statements ...........................   6

ITEM 2:        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ............................................  10

ITEM 3:        Quantitative and Qualitative Disclosure About Market Risk .................  15

                           PART II: OTHER INFORMATION

ITEM 1:        Legal Proceedings .........................................................  16

ITEM 2:        Changes in Securities and Use of Proceeds .................................  17

ITEM 6:        Exhibits and Reports on Form 8-K ..........................................  17

SIGNATURE ................................................................................  18

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                          MARCH 31,       DECEMBER 31,
                                                                                            1999              1998
                                                                                        -------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents ......................................................        $  2,658         $  4,672
     Short-term investments .........................................................          10,950           13,667
     Accounts receivable, net .......................................................           4,975            6,106
     Current portion of long-term lease receivables ................................              429              378
     Inventories ....................................................................           2,623            2,487
     Other current assets ...........................................................           1,300              782
                                                                                             --------         --------
         Total current assets .......................................................          22,935           28,092
Property and equipment, net .........................................................           3,627            3,879
Investment ..........................................................................             ---              562
Long-term lease receivables .........................................................             469              626
Other assets ........................................................................           1,816            1,884
                                                                                             --------         --------
         Total assets ...............................................................        $ 28,847         $ 35,043
                                                                                             --------         --------
                                                                                             --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ..............................................        $    517         $    553
     Accounts payable and accrued liabilities .......................................           7,758            9,475
     Deferred revenue ...............................................................             908              966
                                                                                             --------         --------
         Total current liabilities ..................................................           9,183           10,994
                                                                                             --------         --------

Long-term debt ......................................................................             352              523
                                                                                             --------         --------
                                                                                             --------         --------
Contingency (Note 9)

Stockholders' equity:
     Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized: Series A; 6,200,000 shares designated; none issued and
         outstanding at March 31, 1999 and December 31, 1998 .......................              ---              ---
         Series B; 553,126 shares designated; none issued and outstanding
         at March 31, 1999 and December 31, 1998 ...................................              ---              ---
     Common stock, $0.001 par value; 35,000,000 shares authorized; 9,806,888 issued and outstanding at March 31, 1999; 9,788,401 issued and outstanding
         at December 31, 1998 .......................................................              10               10
     Additional paid-in capital .....................................................          71,872           71,862
     Deferred compensation ..........................................................             (62)             (81)
     Unrealized gain on investment ..................................................             ---              462
     Cumulative translation adjustment ..............................................            (384)            (101)
     Accumulated deficit ............................................................         (52,124)         (48,626)
                                                                                             --------         --------
         Total stockholders' equity .................................................          19,312           23,526
                                                                                             --------         --------
         Total liabilities and stockholders' equity .................................        $ 28,847         $ 35,043
                                                                                             --------         --------
                                                                                             --------         --------

               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------
                                                                              1999              1998
                                                                           ----------       -------------
Revenues:
     Product revenue .................................................        $ 5,283         $ 4,559
     Grant and other revenue .........................................            161             492
                                                                              -------         -------
         Total revenues ..............................................          5,444           5,051
Cost of goods sold ...................................................          2,047           2,061
                                                                              -------         -------
Gross profit .........................................................          3,397           2,990
                                                                              -------         -------
Operating expenses:
     Research and development ........................................          2,477           2,577
     Selling, general and administrative .............................          4,421           5,046
     Restructuring expense ...........................................            541             ---
                                                                              -------         -------
         Total operating expenses ....................................          7,439           7,623
                                                                              -------         -------
Loss from operations .................................................         (4,042)         (4,633)
Interest income ......................................................            220             213
Gain on sale of investment ...........................................            357             ---
Interest expense .....................................................            (33)           (131)
                                                                              -------         -------
Net loss .............................................................        $(3,498)        $(4,551)
                                                                              -------         -------
                                                                              -------         -------
Basic and diluted net loss per share .................................        $ (0.36)        $ (0.79)
                                                                              -------         -------
                                                                              -------         -------

Shares used in computing basic and diluted net loss per share ........          9,792           5,759

               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------
                                                                 1999               1998
                                                             -------------      ----------
Net loss .................................................        $(3,498)        $(4,551)

Other comprehensive income:
     Cumulative translation adjustment ...................           (283)             (3)
     Unrealized holding gain (loss) on investment ........           (105)             26
     Realized loss on investment .........................           (357)            ---
                                                                  -------         -------
         Total other comprehensive income ................           (745)             23
                                                                  -------         -------
Comprehensive loss .......................................        $(4,243)        $(4,528)
                                                                  -------         -------
                                                                  -------         -------

               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                          -----------------------------
                                                                               1999             1998
                                                                          ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss ...........................................................     $ (3,498)        $ (4,551)
     Reconciliation of net loss to net cash used in operating activities:
         Depreciation and amortization ..................................          429              443
         Gain on sale of investment .....................................         (357)             ---
         Stock compensation .............................................           19               41
         Changes in assets and liabilities:
              Accounts receivable .......................................          807             (762)
              Inventories ...............................................         (209)            (172)
              Other current assets ......................................         (481)             601
              Lease receivables .........................................           58              ---
              Other assets ..............................................           35             (208)
              Accounts payable and accrued liabilities ..................       (1,623)            (755)
              Deferred revenue ..........................................          (50)            (171)
                                                                              --------         --------
         Net cash used in operating activities ..........................       (4,870)          (5,534)
                                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of short-term investments .................        9,850              ---
     Proceeds from sale of investment ...................................          457              ---
     Purchases of short-term investments ................................       (7,133)          (7,806)
     Purchases of property and equipment ................................         (125)            (151)
     Increase in other assets ...........................................          (42)             (20)
                                                                              --------         --------
         Net cash provided by (used in) investing activities ............        3,007           (7,977)
                                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock .............................          ---           32,145
     Proceeds from option plan exercises ................................           10              ---
     Increase in note payable--BP Amoco .................................          ---            1,665
     Expenses funded by BP Amoco ........................................          ---              153
     Loan repayment to BP Amoco .........................................          ---           (2,000)
     Principal payments on long-term borrowings .........................         (125)             ---
                                                                              --------         --------
         Net cash provided by (used in) financing activities ............         (115)          31,963
Effect of exchange rate changes on cash .................................          (36)             (25)
                                                                              --------         --------
Net increase (decrease) in cash and cash equivalents ....................       (2,014)          18,427
Cash and cash equivalents at beginning of period ........................        4,672              669
                                                                              --------         --------
Cash and cash equivalents at end of period ..............................     $  2,658         $ 19,096
                                                                              --------         --------
                                                                              --------         --------

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

         The Company was incorporated in Delaware on April 18, 1991. The Company's business represents the consolidation of multiple research units and programs of the former Amoco Corporation. On December 31, 1998, Amoco Corporation merged with the former British Petroleum Corporation, and as a result of the merger became a wholly-owned subsidiary of BP Amoco p.l.c. As used herein, "BP Amoco" refers to BP Amoco p.l.c. and its wholly owned subsidiaries. In 1994, BP Amoco began consolidation of all of its medical diagnostic businesses and related research under the Company. In March 1994, BP Amoco contributed to the Company all of its genetic disease related assets, including the stock of Imagenetics Incorporated (an Illinois corporation). Also in March 1994, BP Amoco contributed all of its infectious disease related assets and the stock of Gene-Trak, Inc. to the Company. Gene-Trak, Inc. had previously acquired certain infectious disease related assets from Genzyme Corporation and BP Amoco, including all of the interest in Gene-Trak Systems, a joint venture partnership for infectious disease diagnostics established by BP Amoco and Integrated Genetics in 1986.

         On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share, at a price of $12.00 per share (the "IPO"). The net proceeds of the IPO after deducting expenses were approximately $32.1 million. Concurrent with the consummation of the IPO, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP Amoco in exchange for a reduction of $8.1 million in the Company's note payable to BP Amoco. As of May 17, 1999, BP Amoco beneficially owns approximately 68 percent of the Company's outstanding Common Stock.

NOTE 2--FINANCIAL INFORMATION:

         The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange

                                   VYSIS, INC.

                                   (UNAUDITED)


Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

         In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. Certain amounts in fiscal 1998 have been reclassified to conform to the fiscal 1999 presentation. These changes had no impact on previously reported results of operations or stockholders' equity. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for a full year.

NOTE 3--RECENT ACCOUNTING PRONOUNCEMENTS:

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

NOTE 4--COMPOSITION OF BALANCE SHEET COMPONENT:

         Inventories consisted of the following (in thousands):

                                          MARCH 31,    DECEMBER 31,
                                            1999         1998
                                         ----------    ------------
Raw materials and supplies ........        $1,339        $  900

Finished goods ....................         1,284         1,587
                                          -------       -------
                                           $2,623        $2,487
                                          -------       -------
                                          -------       -------

NOTE 5--LEASE RECEIVABLES AND LONG-TERM DEBT:

        A wholly-owned foreign subsidiary of the Company has entered into certain sales-type leasing transactions with customers. In order to comply with local regulations with respect to such leasing transactions, the subsidiary must borrow money and has assigned to the lender a security interest in the lease receivables and related equipment. The debt is payable in monthly or quarterly installments, matures over the next three years and

                                   VYSIS, INC.

                                   (UNAUDITED)


bears interest at rates ranging from 6.4% to 9.5%. The aggregate maturities of gross lease receivables and long-term debt for the years ending March 31, are as follows:

                         GROSS        LONG-TERM
                      RECEIVABLES        DEBT
                     ------------    -----------
2000 ........          $  456          $  517
2001 ........             498             328
2002 ........             288              24
                       ------          ------
                       $1,242          $  869
                       ------          ------
                       ------          ------

         The components of net lease receivables are as follows:

                                                                  MARCH 31,
                                                                    1999
                                                                 ----------
          Gross lease receivables.............................     $1,242
          Allowance for doubtful accounts.....................       (322)
          Unearned income.....................................        (22)
                                                                 ----------
                                                                   $  898
                                                                 ----------
                                                                 ----------

NOTE 6--RESTRUCTURING:

         On March 17, 1999, the Company's Board of Directors approved a restructuring plan that resulted in the elimination of 20 positions within the Company. The Company recorded a restructuring charge for severance costs of $0.5 million during the first quarter of 1999.

NOTE 7--GAIN ON SALE OF INVESTMENT:

         During the first quarter of 1999, the Company sold its available-for-sale investment of Incyte Pharmaceuticals, Inc. ("Incyte") common stock for $0.5 million, resulting in a gain on the sale of $0.4 million.

NOTE 8--SEGMENT AND GEOGRAPHIC INFORMATION:

         The Company operates in one reportable business segment: the development, manufacture and sale of genetic testing products. The Company's revenues by product line are as follows (in thousands):

                                   VYSIS, INC.

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                             1999                1998
                                                           ---------           -------
FDA/ADM approved clinical genetic testing products........   $   881           $   446
Research and other genetic testing products ..............     2,077             1,747
Genetic instrument products ..............................     1,468             1,531
Genetic research grants and license revenue ..............       161               492
Distributed laboratory products...........................       158               220
Food testing products.....................................       699               615
                                                             -------           -------
Consolidated total revenues...............................    $5,444            $5,051
                                                             -------           -------
                                                             -------           -------

         The Company's revenues by geographic area based on location of customers are as follows (in thousands):

                                              THREE MONTHS ENDED MARCH 31,
                                             -----------------------------
                                                1999              1998
                                             ---------         -----------
United States .........................        $ 2,506           $ 2,103
Europe, Middle East and Africa ........          3,718             3,196
Other .................................            614               495
Eliminations ..........................         (1,394)             (743)
                                               -------           -------
Consolidated total revenues ...........        $ 5,444           $ 5,051
                                               -------           -------
                                               -------           -------

NOTE 9--CONTINGENCY:

         The Company and BP Amoco are defendants in a law suit pending in the U.S. District Court in California alleging infringement of certain patents. The allegedly infringing activities are the manufacture, use and sale of reagents and kits for detecting certain food and environmental pathogens currently used in the Company's food testing business. The previous stay in this suit has been lifted and the litigation is in the early stages of discovery. The Company is vigorously defending the suit. As part of the suit, the Company has brought a counter-claim of infringement of a patent assigned to the Company relating to assays for a particular pathogen due to the plaintiff's manufacture, use and sale of tests that detect the pathogen in foodstuffs. The Company has indemnified BP Amoco against damages from the patent infringement claims in the suit. Although the Company believes that it has meritorious defenses in the suit, there can be no assurance that the Company will ultimately prevail. An unfavorable outcome for the Company is considered neither probable nor remote by management. An estimate of a possible loss or range of a possible loss cannot currently be made. However, an adverse determination against the Company, which may include a finding of willful infringement and the awarding of plaintiff's attorney's fees, could have a material adverse effect on the Company's financial statements. At March 31, 1999, the Company has accrued estimated future minimum legal costs related to this matter of $0.8 million.

                                 VYSIS, INC.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as well as the financial statements of the Company and notes thereto. This Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates", believes", estimates", "expects", and similar expressions. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in or implied by these statements. These risks and uncertainties include, but are not limited to, the following: competition; compliance by the Company with regulatory requirements; the ability of the Company to successfully market and sell its products and equipment; delays in the acceptance and adoption rates for the Company's clinical products; the Company's ability to manufacture products in sufficient quantities; the Company's ability to maintain intellectual property protection for its proprietary products, to defend its existing intellectual property rights from challenges by third parties, and to avoid infringing intellectual property rights of third parties; and the extent to which the clinicians or laboratories using the Company's products are able to obtain third-party reimbursement.

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

RESULTS OF OPERATIONS

        Product revenue for the three months ended March 31, 1999 was $5.3 million, an increase of $0.7 million, or 16%, as compared to the first quarter of 1998, while grant and other revenue of $0.2 million represented a $0.3 million decrease as compared to the prior year quarter. As a result, total revenues for the first quarter of 1999 were $5.4 million, an increase of $0.4 million, or 8%, over the prior year quarter. The product revenue increase in 1999 is primarily attributable to a $0.4 million, or 98%, increase in worldwide shipments of FDA/ADM approved clinical genetic testing products ("Clinical") and a $0.3 million, or 19%, increase in worldwide shipments of research and other genetic testing products ("Research"). For the first quarter of 1999, genetic instrument sales of $1.5 million declined 4% as compared to the prior year. The increase in Clinical sales was primarily due to sales of the Company's PathVysion(TM) HER-2 DNA Probe Kit that was approved by the FDA in December 1998 and an increase in utilization of the Company's AneuVysion(TM) assay. The increase in Research sales was primarily due to a general increase in United States market demand for the Company's products. The slight decline in instrument sales reflects the continued weakness of the overall instrument market. For the three months ended March 31, 1999, grant and other revenue decreased $0.3 million, primarily due to the completion of two United States Department of Commerce research grants in February 1998 and July 1998.

        Cost of goods sold for the three months ended March 31, 1999 of $2.0 million was consistent with the prior year quarter. As a percentage of product revenue, gross profit increased to 61.3% for the first quarter of 1999 as compared to 54.8% for the prior year quarter, primarily due to a better product mix as the aforementioned significant growth in the higher margin Clinical and Research products represented a higher percentage of total product sales versus the prior year. The Company's remaining product lines carry significantly lower margins than the Clinical and Research products. For the three months ended March 31, 1999, product gross profit was $3.2 million, an increase of $0.7 million, or 30%, over the prior year quarter, primarily attributable to the increase in product revenue and gross margin improvement.

        Operating expenses for the three months ended March 31, 1999 were $7.4 million, a decrease of $0.2 million, or 2%, as compared to the first quarter of 1998, despite the first quarter of 1999 including a $0.5 million restructuring charge associated with the elimination of 20 positions. Research and development expenses of $2.5 million were relatively consistent with the first quarter of 1998. Selling, general and administrative expenses of $4.4 million represented a decrease of $0.6 million, or 12%, in comparison

                                 VYSIS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

to the prior year quarter. This decrease was due to a reduction in general and administrative expenses of $1.0 million primarily due to lower litigation expense, partially offset by a $0.4 million increase in selling expense primarily attributable to the hiring of additional sales personnel and marketing expenses incurred to launch the Company's December 1998 FDA approved PathVysion-(TM)- product.

        Interest income for the three months ended March 31, 1999 of $0.2 million was consistent with the prior year. Interest expense decreased $0.1 million due to the Note Payable--BP Amoco remaining outstanding until the completion on February 10, 1998 of the Company's IPO.

        The gain on sale of investment for the three months ended March 31, 1999 was $0.4 million that resulted from the $0.5 million sale of the Company's investment in Incyte common stock.

INCOME TAXES

         Prior to the completion of the Company's IPO, the results of operations were included in the consolidated income tax returns of BP Amoco; accordingly, the domestic net operating losses through February 10, 1998 have been utilized by BP Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income. Subsequent to the IPO, the Company is filing separate federal income tax returns. As the Company was in a loss position for the three months ended March 31, 1999, no federal provision is recorded. For state income taxes, the Company's results of operations will continue to be included with BP Amoco, due to its 68 percent ownership interest in the Company, in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in BP Amoco's unitary state tax returns as long as BP Amoco owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP Amoco requires BP Amoco to pay the Company the incremental tax savings, if any, received by BP Amoco as a result of including the Company's results of operations in such filings. The agreement also requires the Company to pay BP Amoco the incremental tax liability, if any, incurred by BP Amoco as a result of including the Company's results of operations in such filings. The Company and BP Amoco are currently unable to estimate the amount of state income tax benefit to be received by the Company as a result of its operating losses for the three months ended March 31, 1999 and, accordingly, no state tax benefit is recorded. For state income taxes in non-unitary states, the Company has not recorded any benefit as a result of its loss position for the three months ended March 31, 1999.

         A full valuation allowance has been provided for all deferred tax assets (net of liabilities) at March 31, 1999 as management does not consider realization of such amounts more likely than not.

                                 VYSIS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities for the three months ended March 31, 1999 was $4.9 million, a decrease of $0.7 million over the prior year quarter, driven primarily by the reduction in operating losses during the first quarter of 1999 as compared to the prior year quarter.

        Net cash provided by investing activities for the three months ended March 31, 1999 was $3.0 million, resulting primarily from maturities of short-term investments. During the prior year quarter, the $8.0 million of net cash flows used in investing activities resulted primarily from the purchase of short-term investments with a portion of the net proceeds from the February 1998 IPO.

        Net cash used in financing activities for the three months ended March 31, 1999 was $0.1 million, an increase of $32.1 million from the prior period primarily due to receiving the net proceeds from the IPO during February 1998.

         At March 31, 1999, the Company had cash, cash equivalents and short-term investments of $13.6 million and an accumulated deficit of $52.1 million. Since its inception, the Company has experienced negative cash flows from operations. In order to preserve the Company's cash position and to reduce cash used in operating activities, the Company's Board of Directors approved during March 1999 a restructuring plan that resulted in the elimination of 20 positions in the U.S., representing a 12 percent reduction of the U.S. work force, thereby reducing ongoing annual cash expenditures by an estimated $1.6 million. The Company recorded a restructuring charge for severance costs of $0.5 million during the first quarter of 1999.

        The Company believes that its current cash and short-term investment position, and the interest to be earned thereon, will be sufficient to fund the Company's operations into 2000. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's requirements for additional capital will depend on many factors, including growth in product revenue; payments received under existing and potential collaborative agreements; the availability of government research grant payments; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, sales and marketing capabilities. To the extent capital resources, including payments from existing and possible future collaborative agreements and grants, together with the net proceeds of the IPO are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt

                                 VYSIS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative agreements on unattractive terms. The Company's inability to raise capital as and when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In the area of non-IT Systems, the Company relies, both domestically and internationally, upon various vendors, government agencies, research

                                 VYSIS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

institutions, utility companies, telecommunications service companies, delivery service companies, and other material and service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations. The Company has initiated formal communications with significant vendors and customers to determine the extent of which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond the Company's control. To the extent that the Company does not receive adequate responses by June 1999, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than September 1999. At this time, the Company cannot estimate the additional cost, if any, that might develop from such contingency plans. With respect to the manufacturing/facility related equipment and other systems, the Company is in the process of assessing these systems for Year 2000 compliance.

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

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                             MARKET RISK

         The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company's exchange rate risk is limited to its operations in England, Germany, France and Italy. The exchange rate risk is mitigated through local purchases for the majority of their expenditures. The Company's primary foreign currency exchange rate risk results from the foreign operations' intercompany purchases of clinical and research products as well as certain instrument system components. The

                                 VYSIS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

majority of the intercompany purchases are not expected to be repaid in the foreseeable future as these operations have required more working capital as a result of their significant growth. Sales throughout the rest of the world are denoted in U.S. dollars. The Company does not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on its financial statements. The net impact of foreign exchange activities on earnings was immaterial for the three months ended March 31, 1999 and 1998. The foreign currency translation loss included in shareholders' equity resulting from the translation of the financial statements of the Company's international subsidiaries into U.S. dollars increased by $0.3 million in the first quarter of 1999 due to the strengthening of the U.S. dollar against the functional currency of the Company's international subsidiaries. Interest rate exposure is primarily limited to the $10.9 million of short-term investments owned by the Company. Such securities are debt instruments which generate interest income for the Company on excess cash balances. The Company does not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments.

         The Company does not consider the present rate of inflation to have a significant impact on its business.


                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for discussion of litigation matters relating to the Company. The Company, BP Amoco and other parties have been named as defendants in a suit brought by Gen-Probe in the United States District Court in the Southern District of California (San Diego). The suit alleges direct infringement of the Kohne Patents by the Company's subsidiaries Gene-Trak, Inc. and Gene-Trak Systems Industrial Diagnostics and inducement of infringement by the Company and BP Amoco. The Company denies infringement and intends to vigorously contest the action. The Company is defending and indemnifying the claims against BP Amoco pursuant to an agreement between the two companies. The Company has also filed a counter-claim against Gen-Probe for infringement of the Company's U.S. Patent No. 5,089,386. The litigation is at an early stage and trial is scheduled to occur in about May 2000.

         The Company and other parties have been named as defendants in a suit pending in California state court by D.E. Kohne, the named inventor of the Kohne Patents. The suit alleges that the Company participated maliciously in the prosecution of two separate lawsuits challenging Gen-Probe's title in the Kohne Patents. The Company is being defended and indemnified by BP Amoco, also a defendant in the suit, pursuant to an agreement between the two companies. Discovery is ongoing. This case and a similar case brought by Gen-Probe against BP Amoco are expected to be tried in mid summer 1999.

                                   VYSIS, INC.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In connection with the IPO (see Note 1 of the Notes to Consolidated Financial Statements for further discussion), the Company received net proceeds of $32.1 million from the sale of 3,000,000 shares of its Common Stock. From the closing date of the IPO, February 10, 1998, to March 31, 1999, the Company used such net offering proceeds as follows (in millions):

Purchase of short-term investments and cash equivalents ...................................      $  13.6
Repayment of note payable-BP Amoco ........................................................          2.0
Acceleration of product development, expansion of sales and
    marketing capabilities and funding of increased working capital
    requirements and ongoing operations....................................................         16.5
                                                                                                 -------
Total ....................................................................................       $  32.1
                                                                                                 -------
                                                                                                 -------

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

        Exhibit 27.1, Financial Data Schedule (included only in the electronic filing of this document).

REPORTS ON FORM 8-K

        On January 7, 1999, the Company filed a Form 8-K with respect to the Company's change in auditors for the fiscal 1998 examination. There were no other Form 8-K reports filed during the quarter.

                                   VYSIS, INC.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VYSIS, INC.

Date:  May 17, 1999              By:         /s/ ALFRED H. ELLSWORTH
                                         --------------------------------------
                                         Name:  Alfred H. Ellsworth
                                         TITLE: VICE PRESIDENT, FINANCE
                                                AND CHIEF ACCOUNTING OFFICER