Form 10-Q
period 1999-06-30
VYSIS INC
filed 1999-08-16
CIK 1016794

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Number of shares of Common Stock, par value $.001 per share, outstanding as of August 2, 1999: 9,915,461

                                   VYSIS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

                          PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

          Consolidated Balance Sheets
               As of June 30, 1999 and December 31, 1998 .................     2

          Consolidated Statements of Operations
               For the three months ended June 30, 1999 and 1998 .........     3

          Consolidated Statements of Operations
               For the six months ended June 30, 1999 and 1998 ...........     4

          Consolidated Statements of Comprehensive Operations
               For the three months ended June 30, 1999 and 1998 .........     5

          Consolidated Statements of Comprehensive Operations
               For the six months ended June 30, 1999 and 1998 ...........     6

          Consolidated Statements of Cash Flows
               For the six months ended June 30, 1999 and 1998 ...........     7

          Notes to Consolidated Financial Statements .....................     8

ITEM 2: Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................    12

ITEM 3: Quantitative and Qualitative Disclosure About Market Risk ........    19

                           PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings ................................................    20

ITEM 2: Changes in Securities and Use of Proceeds ........................    20

ITEM 4: Submission of Matters to a Vote of Security Holders ..............    21

ITEM 6: Exhibits and Reports on Form 8-K .................................    22

SIGNATURE  ...............................................................    23


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                    JUNE 30,    DECEMBER 31,
                                                                                      1999         1998
                                                                                    --------     --------
ASSETS
Current assets:
  Cash and cash equivalents ....................................................    $  1,680     $  4,672
  Short-term investments .......................................................       8,445       13,667
  Accounts receivable, net .....................................................       5,284        6,106
  Current portion of long-term lease receivables ...............................         432          378
  Inventories ..................................................................       2,797        2,487
  Other current assets .........................................................       1,298          782
                                                                                    --------     --------
        Total current assets ...................................................      19,936       28,092
Property and equipment, net ....................................................       3,508        3,879
Investment .....................................................................        --            562
Long-term lease receivables ....................................................         285          626
Other assets ...................................................................       1,728        1,884
                                                                                    --------     --------
        Total assets ...........................................................    $ 25,457     $ 35,043
                                                                                    --------     --------
                                                                                    --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Current portion of long-term debt ............................................    $    461     $    553
  Accounts payable and accrued liabilities .....................................       7,611        9,475
  Deferred revenue .............................................................         742          966
                                                                                    --------     --------
        Total current liabilities ..............................................       8,814       10,994
                                                                                    --------     --------

Long-term debt .................................................................         230          523
                                                                                    --------     --------

Stockholders' equity:

  Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized:
        Series A; 6,200,000 shares designated; none issued and outstanding at
        June 30, 1999 and December 31, 1998 ....................................        --           --
        Series B; 553,126 shares designated; none issued and outstanding at
        June 30, 1999 and December 31, 1998 ....................................        --           --
  Common stock, $0.001 par value; 35,000,000 shares authorized; 9,811,063 issued and outstanding at June 30, 1999; 9,788,401 issued and outstanding
        at December 31, 1998 ...................................................          10           10
  Additional paid-in capital ...................................................      71,878       71,862
  Deferred compensation ........................................................         (46)         (81)
  Unrealized gain on investment ................................................        --            462
  Cumulative translation adjustment ............................................        (507)        (101)
  Accumulated deficit ..........................................................     (54,922)     (48,626)
                                                                                    --------     --------
        Total stockholders' equity .............................................      16,413       23,526
                                                                                    --------     --------
        Total liabilities and stockholders' equity .............................    $ 25,457     $ 35,043
                                                                                    --------     --------
                                                                                    --------     --------

               See notes to the consolidated financial statements.
                                       2

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED JUNE 30,
                                                                   ---------------------------
                                                                       1999        1998
                                                                      -------     -------
Revenues:
  Product revenue ................................................    $ 6,354     $ 6,286
  Grant and other revenue ........................................        118         396
  Legal settlement ...............................................       --           384
                                                                      -------     -------
        Total revenues ...........................................      6,472       7,066
Cost of goods sold ...............................................      2,639       2,813
                                                                      -------     -------
Gross profit .....................................................      3,833       4,253
                                                                      -------     -------
Operating expenses:
  Research and development .......................................      2,351       2,950
  Selling, general and administrative ............................      4,413       4,670
                                                                      -------     -------
        Total operating expenses .................................      6,764       7,620
                                                                      -------     -------
Loss from operations .............................................     (2,931)     (3,367)
Interest income ..................................................        150         359
Interest expense .................................................        (17)        (39)
                                                                      -------     -------
Net loss .........................................................    $(2,798)    $(3,047)
                                                                      -------     -------
                                                                      -------     -------
Basic and diluted net loss per share .............................    $ (0.29)    $ (0.31)
                                                                      -------     -------
                                                                      -------     -------
Shares used in computing basic and diluted net loss per share ....      9,808       9,700


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                        1999         1998
                                                                      --------     --------
Revenues:
  Product revenue ................................................    $ 11,637     $ 10,845
  Grant and other revenue ........................................         279          888
  Legal settlement ...............................................        --            384
                                                                      --------     --------
        Total revenues ...........................................      11,916       12,117
Cost of goods sold ...............................................       4,686        4,874
                                                                      --------     --------
Gross profit .....................................................       7,230        7,243
                                                                      --------     --------
Operating expenses:

  Research and development .......................................       4,828        5,527
  Selling, general and administrative ............................       8,834        9,716
  Restructuring expense ..........................................         541         --
                                                                      --------     --------
        Total operating expenses .................................      14,203       15,243
                                                                      --------     --------
Loss from operations .............................................      (6,973)      (8,000)
Interest income ..................................................         370          572
Gain on sale of investment .......................................         357         --
Interest expense .................................................         (50)        (170)
                                                                      --------     --------
Net loss .........................................................    $ (6,296)    $ (7,598)
                                                                      --------     --------
                                                                      --------     --------
Basic and diluted net loss per share .............................    $  (0.64)    $  (0.83)
                                                                      --------     --------
                                                                      --------     --------

Shares used in computing basic and diluted net loss per share ....       9,800        9,009


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------
                                                       1999        1998
                                                    -------     -------

Net loss .......................................    $(2,798)    $(3,047)

Other comprehensive income (loss):
      Cumulative translation adjustment ........       (123)        122
      Unrealized holding loss on investment ....       --          (190)
                                                    -------     -------
            Total other comprehensive loss .....       (123)        (68)
                                                    -------     -------
Comprehensive loss .............................    $(2,921)    $(3,115)
                                                    -------     -------
                                                    -------     -------

               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                     1999        1998
                                                    -------     -------
Net loss .......................................    $(6,296)    $(7,598)

Other comprehensive income (loss):
      Cumulative translation adjustment ........       (406)        119
      Unrealized holding loss on investment ....       (105)       (164)
      Realized loss on investment ..............       (357)       --
                                                    -------     -------
            Total other comprehensive loss .....       (868)        (45)
                                                    -------     -------
Comprehensive loss .............................    $(7,164)    $(7,643)
                                                    -------     -------
                                                    -------     -------


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                             -------------------------
                                                                                1999         1998
                                                                              --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ................................................................    $ (6,296)    $ (7,598)
 Reconciliation of net loss to net cash used in operating activities:
       Depreciation and amortization .....................................         868        1,364
       Gain on sale of investment ........................................        (357)        --
       Stock compensation ................................................          35           82
       Changes in assets and liabilities:
             Accounts receivable .........................................         399       (1,759)
             Inventories .................................................        (408)         (28)
             Other current assets ........................................        (504)         294
             Lease receivables ...........................................         179         --
             Other assets ................................................          80         (180)
             Accounts payable and accrued liabilities ....................      (1,711)        (281)
             Deferred revenue ............................................        (189)        (180)
                                                                              --------     --------
       Net cash used in operating activities .............................      (7,904)      (8,286)
                                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of short-term investments ......................      17,732         --
 Proceeds from sale of investment ........................................         457         --
 Purchases of short-term investments .....................................     (12,510)     (13,346)
 Purchases of property and equipment .....................................        (384)        (423)
 Increase in other assets ................................................         (64)        (102)
                                                                              --------     --------
       Net cash provided by (used in) investing activities ...............       5,231      (13,871)
                                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from option plan exercises .....................................          16         --
 Proceeds from issuance of common stock ..................................        --         32,161
 Increase in note payable--BP Amoco ......................................        --          1,665
 Expenses funded by BP Amoco .............................................        --            153
 Loan repayment to BP Amoco ..............................................        --         (2,000)
 Principal payments on long-term borrowings ..............................        (272)        --
                                                                              --------     --------
       Net cash provided by (used in) financing activities ...............        (256)      31,979
Effect of exchange rate changes on cash ..................................         (63)          (8)
                                                                              --------     --------
Net increase (decrease) in cash and cash equivalents .....................      (2,992)       9,814
Cash and cash equivalents at beginning of period .........................       4,672          669
                                                                              --------     --------
Cash and cash equivalents at end of period ...............................    $  1,680     $ 10,483
                                                                              --------     --------
                                                                              --------     --------

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

     On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share, at a price of $12.00 per share (the "IPO"). The net proceeds of the IPO after deducting expenses were approximately $32.1 million. Concurrent with the consummation of the IPO, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP Amoco in exchange for a reduction of $8.1 million in the Company's note payable to BP Amoco. As of August 2, 1999, BP Amoco beneficially owned approximately 67 percent of the Company's outstanding Common Stock.

NOTE 2--FINANCIAL INFORMATION:

     The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally

                                   VYSIS, INC.

                                   (UNAUDITED)

included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999, as filed with the Securities and Exchange Commission.

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

NOTE 3--RECENT ACCOUNTING PRONOUNCEMENT:

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

NOTE 4--COMPOSITION OF BALANCE SHEET COMPONENT:

            Inventories consisted of the following (in thousands):


                                               JUNE 30,      DECEMBER 31,
                                                 1999            1998
                                              ----------      -----------
Raw materials and supplies .............        $1,339          $   900
Finished goods .........................         1,458            1,587
                                              ----------      -----------
                                                $2,797           $2,487
                                              ----------      -----------
                                              ----------      -----------


NOTE 5--LEASE RECEIVABLES AND LONG-TERM DEBT:

     A wholly-owned foreign subsidiary of the Company has entered into certain sales-type leasing transactions with customers. In order to comply with local regulations with respect to such leasing transactions, the subsidiary must borrow money and has assigned to the lender a security interest in the lease receivables and related equipment. The debt is payable in monthly or quarterly installments, matures over the next two years and bears

                                   VYSIS, INC.

                                   (UNAUDITED)


interest at rates ranging from 6.4% to 9.5%. The aggregate maturities of gross lease receivables and long-term debt for the years ending June 30, are as follows:


                                GROSS       LONG-TERM
                             RECEIVABLES       DEBT
                             -----------    ---------
2000 ...................        $  432        $  461
2001 ...................           567           230
2002 ...................            50          --
                                ------        ------
                                $1,049        $  691
                                ------        ------
                                ------        ------


          The components of net lease receivables are as follows:


                                                          JUNE 30,
                                                            1999
                                                          --------
          Gross lease receivables .................       $ 1,049
          Allowance for doubtful accounts .........          (319)
          Unearned income .........................           (13)
                                                          -------
                                                          $   717
                                                          -------
                                                          -------


NOTE 6--LEGAL SETTLEMENT:

     During the second quarter of 1998, the Company recognized a $0.4 million nonrecurring gain with respect to a settlement agreement with Oncor, Inc. which ended a patent infringement suit brought by the Company, as exclusive licensee, and its licensor.

NOTE 7--RESTRUCTURING:

     On March 17, 1999, the Company's Board of Directors approved a restructuring plan that resulted in the elimination of 20 positions within the Company. The Company recorded a restructuring charge for severance costs of $0.5 million during the first quarter of 1999.

NOTE 8--GAIN ON SALE OF INVESTMENT:

     During the first quarter of 1999, the Company sold its available-for-sale investment of Incyte Pharmaceuticals, Inc. ("Incyte") common stock for $0.5 million, resulting in a gain on the sale of $0.4 million.

NOTE 9--SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company operates in one reportable business segment: the development, manufacture and sale of genetic testing products. The Company's revenues by product line for the three months and six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                   VYSIS, INC.

                                   (UNAUDITED)


                                                       THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                           1999         1998
                                                         --------     --------
FDA/AFSSAPS approved clinical genetic testing
 products ........................................       $  1,042     $    765
Research and other genetic testing products ......          2,978        2,976
Genetic instrument products ......................          1,363        1,568
Genetic research grants and license revenue ......            118          396
Distributed laboratory products ..................            282          314
Food testing products ............................            689          663
Legal settlement .................................           --            384
                                                         --------     --------
Consolidated total revenues ......................       $  6,472     $  7,066
                                                         --------     --------
                                                         --------     --------



                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                           1999         1998
                                                         --------     --------
FDA/AFSSAPS approved clinical genetic testing
 products ........................................       $  1,923     $  1,211
Research and other genetic testing products ......          5,055        4,723
Genetic instrument products ......................          2,831        3,099
Genetic research grants and license revenue ......            279          888
Distributed laboratory products ..................            440          534
Food testing products ............................          1,388        1,278
Legal settlement .................................           --            384
                                                         --------     --------
Consolidated total revenues ......................       $ 11,916     $ 12,117
                                                         --------     --------
                                                         --------     --------



     The Company's revenues by geographic area based on location of customers for the three months and six months ended June 30, 1999 and 1998 are as follows (in thousands):


                                                       THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                           1999         1998
                                                         --------     --------
United States ....................................       $  2,983     $  3,073
Europe, Middle East and Africa ...................          3,798        4,416
Other ............................................            553          556
Eliminations .....................................           (862)        (979)
                                                         --------     --------
Consolidated total revenues ......................       $  6,472     $  7,066
                                                         --------     --------
                                                         --------     --------



                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                           1999         1998
                                                         --------     --------
United States ....................................       $  5,489     $  5,176
Europe, Middle East and Africa ...................          7,516        7,612
Other ............................................          1,167        1,051
Eliminations .....................................         (2,256)      (1,722)
                                                         --------     --------
Consolidated total revenues ......................       $ 11,916     $ 12,117
                                                         --------     --------
                                                         --------     --------


                                   VYSIS, INC.

                                   (UNAUDITED)

NOTE 10--SUBSEQUENT EVENTS:

     During July 1999, the Company sold its cytogenetic imaging instrumentation ("Imaging") business, which represented nearly all of the Company's current genetic instrument product line, to Applied Imaging Corp. ("AI") for a purchase price of $2.35 million plus an additional consideration estimated to be approximately $0.5 million for the purchase of certain Imaging component inventory. Of the estimated $2.85 million in total consideration, the Company has received $1.0 million in cash and $0.6 million of AI restricted common stock. In addition, in accordance with the sale agreement, AI is obligated to pay in cash an estimated $0.5 million during August 1999 for the inventory, $0.5 million in July 2000, and $0.25 million in January 2001. The Company estimates a minimum gain on the sale of the Imaging business of approximately $1.1 million, which excludes the future cash payments due in 2000 and 2001.

     In addition, during July 1999, the Company acquired Aprogenex, Inc.'s intellectual property portfolio for $250,000 plus the issuance of 80,291 shares of the Company's common stock. The intellectual property portfolio included 12 United States patents and several licensed rights as well as the European and Japanese counterpart patents and patent applications. The portfolio broadly covers the identification of fetal cells in maternal blood by targeting m-RNA as well as patents covering the use of oligonucleotides as Fluorescence IN SITU Hybridization (FISH) probes.

     The Company, BP Amoco and other parties were named as defendants in a patent infringement suit brought by Gen-Probe Incorporated in the United States District Court in the Southern District of California (San Diego). During August 1999, the parties to the suit agreed to a settlement which will result in dismissal of the action. The dismissal is subject to approval by the Court. The settlement provides for an exchange of certain immunities and licenses among the parties. No material amounts of cash will be paid by or received by the Company upon completion of the settlement.

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

OVERVIEW

     Vysis is a leading genomic disease management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. The Company currently markets clinical products cleared by the U.S. Food and Drug Administration ("FDA") and the Agence Francaise de Securite Sanitaire des Produits de Sante ("AFSSAPS") (formerly the French Agence du Medicament, or ADM), a line of research products, and instruments for genetic analysis. During March 1998, the Company received registration from the AFSSAPS to market throughout Europe the AneuVysion(TM) EC Assay for Down Syndrome and other chromosomal disorders associated with mental retardation and birth defects. During June 1999, the Company received registration from the AFSSAPS to market CEP(R) 8 and CEP(R) 12 DNA Probe Kits, and has a pending application for CEP X/Y, for use as adjuncts to standard cytogenetic analysis to identify and enumerate the presence of chromosomes X and Y in bone marrow and chromosomes 8 and 12 in blood specimens, thus aiding in the diagnosis and treatment of leukemia patients. The Company's PathVysion(TM) HER-2 DNA probe kit was approved by the FDA in December 1998 for the assessment of the HER-2 gene status in node positive Stage II breast cancer patients and for the prediction of the therapeutic outcome of using adriamycin based chemotherapy in breast cancer patients. Vysis currently markets five FDA cleared or approved clinical products, including PathVysion(TM) HER-2, the U.S. versions of CEP X/Y, CEP 8 and CEP 12 and AneuVysion(TM), which received 510(k) clearance by the FDA during 1997, and over 300 research products. The Company has direct sales operations in the United States and Europe, a marketing partnership in Japan with Fujisawa Pharmaceutical Co., and a worldwide distribution network.

RESULTS OF OPERATIONS

     Product revenue for the three months and six months ended June 30, 1999 was $6.4 million and $11.6 million, respectively, an increase of $0.1 million, or 1%, and $0.8

                                   VYSIS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

million, or 7%, in comparison to the three months and six months ended June 30, 1998, respectively. Grant and other revenue for the three months and six months ended June 30, 1999 was $0.2 million and $0.3 million, respectively, which represented a decrease of $0.7 million and $1.0 million as compared to the respective prior year periods. As a result, total revenues for the three months and six months ended June 30, 1999 were $6.5 million and $11.9 million, respectively, a decrease of $0.6 million and $0.2 million for the three months and six months ended June 30, 1998, respectively. The product revenue increases for the three months and six months ended June 30, 1999 are primarily attributable to a $0.3 million, or 36%, and $0.7 million, or 59%, increase in worldwide shipments of FDA/AFSSAPS approved clinical genetic testing products ("Clinical"), offset by a $0.2 million, or 13%, and $0.3 million, or 8%, decrease in genetic instrument sales for the three months and six months ended June 30, 1999, respectively. In addition, research and other genetic testing products ("Research") revenue for the three months ended June 30, 1999 increased slightly over the 1998 second quarter, and increased $0.3 million, or 7%, for the six months ended June 30, 1999 in comparison to the second half of 1998. The increase in Clinical sales is primarily due to sales in the U.S. of the Company's PathVysion(TM) HER-2 DNA Probe Kit that was approved by the FDA in December 1998 and European sales of the Company's prenatal products. The minimal increase in Research sales for the second quarter is primarily the result of the Company changing its European distribution of former Oncor, Inc. products from utilizing a distributor, who purchased products in quantities that lasted approximately six months, to selling directly to customers through the Company's direct sales force. During April 1998 the former European distributor purchased from the Company $0.8 million of Research products, which represented approximately a six-month supply of such products. This significant 1998 purchase has been offset in 1999 by continued worldwide growth of Research products. The decline in instrument sales reflects the continuing weakness of the overall instrument market. As described in Note 10 to the Consolidated Financial Statements, the Company sold during July 1999 its imaging instrumentation business, which currently represents nearly all of its existing genetic instrument business. The decrease in grant and other revenue for the three months and six months ended June 30, 1999 was primarily due to the completion of two United States Department of Commerce research grants in February 1998 and July 1998 as well as receiving $0.4 million of nonrecurring other revenue during the second quarter of 1998 related to a settlement agreement with Oncor.

     Cost of goods sold for the three months and six months ended June 30, 1999 were $2.6 million and $4.7 million, respectively, representing a decrease of $0.2 million, or 6%, and $0.2 million, or 4%, from the respective prior year periods. The decline in cost of goods sold resulted in gross profit as a percentage of product revenue increasing to 58.5% and 59.7% for the three months and six months ended June 30, 1999, respectively, from 55.2% and 55.1% for the three months and six months ended June 30, 1998, respectively. While product revenue increased for the three months and six months ended June 30, 1999, cost of goods sold decreased and the resulting product gross profit increased by $0.2 million, or 7%, and $1.0 million, or 16%, over the respective prior year

                                   VYSIS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

periods, primarily due to a continuing improvement in product mix as the aforementioned growth in the higher margin Clinical products represented a higher percentage of total product sales versus the comparable prior year periods.

     Operating expenses for the three months and six months ended June 30, 1999 were $6.8 million and $14.2 million, a decrease of $0.9 million, or 11%, and $1.0 million, or 7%, as compared to the three months and six months ended June 30, 1998, despite the six months ended June 30, 1999 including a first quarter restructuring charge of $0.5 million associated with the elimination of 20 positions within the Company. Research and development expenses of $2.4 million and $4.8 million for the three months and six months ended June 30, 1999 represented a decrease of $0.6 million and $0.7 million as compared to the respective prior year periods. These decreases were primarily attributable to lower software development costs and resulting savings from the elimination of certain positions in connection with the Company's restructuring during the first quarter of 1999. Selling, general and administrative expenses of $4.4 million and $8.8 million for the three months and six months ended June 30, 1999, respectively, represented a decrease of $0.3 million, or 6%, and $0.9 million, or 9%, respectively, over the prior year periods. The 1999 second quarter decrease is the result of a $0.4 million reduction in selling expenses primarily due to a reduction in bad debt expense, offset by a $0.1 million increase in general and administrative expense, while the reduction in expenses for the first half of 1999 is primarily the result of a $0.9 million reduction in general and administrative expenses primarily due to lower litigation expense in comparison to the respective prior year periods.

     Interest income for the three months and six months ended June 30, 1999 was $0.2 million and $0.4 million, respectively, representing a decline of $0.2 million for both of the comparable prior year periods as a result of utilizing the proceeds from the February 10, 1998 IPO. Interest expense for the six months ended June 30, 1999 decreased $0.1 million as a result of a note payable with BP Amoco remaining outstanding until the completion of the Company's IPO.

     The gain on sale of investment for the six months ended June 30, 1999 was $0.4 million that resulted from the $0.5 million sale of the Company's investment in Incyte common stock.

INCOME TAXES

     Prior to the completion of the Company's IPO, the results of operations were included in the consolidated income tax returns of BP Amoco; accordingly, the domestic net operating losses through February 10, 1998 have been utilized by BP Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income. Subsequent to the IPO, the Company is filing separate federal income tax returns. As the Company was in a loss position for the six months ended June 30, 1999, no federal provision is recorded. For state income taxes, the Company's results of operations

                                   VYSIS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

will continue to be included with BP Amoco, due to its 67 percent ownership interest in the Company, in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in BP Amoco's unitary state tax returns as long as BP Amoco owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP Amoco requires BP Amoco to pay the Company the incremental tax savings, if any, received by BP Amoco as a result of including the Company's results of operations in such filings. The agreement also requires the Company to pay BP Amoco the incremental tax liability, if any, incurred by BP Amoco as a result of including the Company's results of operations in such filings. The Company and BP Amoco are currently unable to estimate the amount of state income tax benefit to be received by the Company as a result of its operating losses for the three months and six months ended June 30, 1999 and, accordingly, no state tax benefit is recorded. For state income taxes in non-unitary states, the Company has not recorded any benefit as a result of its loss position for the three months and six months ended June 30, 1999.

     A full valuation allowance has been provided for all deferred tax assets (net of liabilities) at June 30, 1999 as management does not consider realization of such amounts more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended June 30, 1999 was $7.9 million, a decrease of $0.4 million over the prior year, driven primarily by the $1.3 million reduction in operating losses during the first half of 1999, offset by a $0.5 million reduction in depreciation and amortization and a $0.5 million increase in working capital requirements as compared to the prior year.

     Net cash provided by investing activities for the six months ended June 30, 1999 was $5.2 million, resulting primarily from maturities of short-term investments. During the prior year, the $13.9 million of net cash flows used in investing activities resulted primarily from the purchase of short-term investments with a portion of the net proceeds from the February 1998 IPO.

     Net cash used in financing activities for the six months ended June 30, 1999 was $0.3 million, an increase of $32.2 million from the prior period primarily due to receiving the net proceeds from the IPO during February 1998.

     At June 30, 1999, the Company had cash, cash equivalents and short-term investments of $10.1 million and an accumulated deficit of $54.9 million. Since its inception, the Company has experienced negative cash flows from operations. In order to preserve the Company's cash position and to reduce cash used in operating activities, the Company's Board of Directors approved during March 1999 a restructuring plan that resulted in the elimination of 20 positions in the U.S., representing a 12 percent reduction

                                   VYSIS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

of the U.S. work force, thereby reducing ongoing annual cash expenditures by an estimated $1.6 million. The Company recorded a restructuring charge for severance costs of $0.5 million during the first quarter of 1999. During July 1999, the Company sold its cytogenetic imaging instrumentation ("Imaging") business, which represented nearly all of the Company's current genetic instrument product line, to Applied Imaging Corp. ("AI") for a purchase price of $2.35 million plus an additional consideration estimated to be approximately $0.5 million for the purchase of certain instrumentation component inventory. Of the estimated $2.85 million in total consideration, the Company has received

$1.0 million in cash and $0.6 million of AI restricted common stock. In addition, in accordance with the sale agreement, AI is obligated to pay in cash an estimated $0.5 million during August 1999 for the inventory, $0.5 million in July 2000, and $0.25 million in January 2001.

     The Company believes that its current cash and short-term investment position, and the interest to be earned thereon, will be sufficient to fund the Company's operations into 2000. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's requirements for additional capital will depend on many factors, including growth in product revenue; payments received under existing and potential collaborative agreements; the availability of government research grant payments; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, sales and marketing capabilities. To the extent capital resources, including payments from existing and possible future collaborative agreements and grants, together with the net proceeds of the IPO are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations or to obtain funds through entering into collaborative agreements on unattractive terms. The Company's inability to raise capital as and when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company completed the review of all current versions of its Products and believes that all Products are Year 2000 compliant. With respect to IT Systems, the Company has developed a plan to make its systems Year 2000 compliant and began implementation of the plan during the first quarter of 1999. The Company's current IT Systems related to manufacturing are already Year 2000 compliant. To implement the other IT Systems modules for Year 2000 compliance requires an upgrade to a more current version of the existing software, which was supplied to the Company at no charge. However, the Company has elected to use this opportunity to upgrade all modules to the most current version offered by the software vendor. The Company currently expects this project to be substantially complete by the third quarter of 1999. Once installed and operational, the Company will assess the need to develop contingency plans related to these IT Systems. The Company does not expect this project to have a significant impact on its information technology ("IT") budget or other non-related IT projects, as discussed below. The Company will continue to implement IT systems with strategic value and has started to implement a new European management information system which is expected to also be completed in 1999.

     In the area of non-IT Systems, the Company relies, both domestically and internationally, upon various vendors, government agencies, research institutions, utility companies, telecommunications service companies, delivery service companies, and other material and service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations. The Company has initiated formal communications with significant vendors to determine the extent of which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond the Company's control. The Company has received a significant number of responses and is currently evaluating and following up where necessary in order to better assess any potential Year 2000 compliance issues. This evaluation is currently ongoing and is expected to be complete by early September. To the extent that the Company does not receive adequate responses during this final evaluation and follow-

                                   VYSIS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

up period, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than October 1999. At this time, the Company cannot estimate the additional cost, if any, that might develop from such contingency plans. With respect to the manufacturing/facility related equipment and other systems, the Company has assessed the majority of these equipment and systems and believes that they are Year 2000 compliant. The remaining equipment and systems will be assessed by the end of September.

     To date, the Company has incurred expenditures in connection with Year 2000 compliance issues, including updating its IT System modules to the most current version available, aggregating $68,000 of expense and $53,000 of capitalized costs. Absent a significant Year 2000 compliance deficiency, the Company currently estimates that the remaining cost to complete its Year 2000 compliance programs, including updating its IT System modules to the most current version available, will be less than $150,000 of expense and $75,000 of capitalized costs.

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

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company's exchange rate risk is limited to its operations in England, Germany, France and Italy. The exchange rate risk is mitigated through local purchases for the majority of their expenditures. The Company's primary foreign currency exchange rate risk results from the foreign operations' intercompany purchases of clinical and research products as well as certain instrument system components. The majority of the intercompany purchases are not expected to be repaid in the foreseeable future as these operations have required more working capital as a result of their significant growth. Sales throughout the rest of the world are denoted in U.S. dollars. The Company does not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on its financial statements. The net impact of foreign exchange activities on earnings was immaterial for the three months and six months ended June 30, 1999 and 1998. The foreign currency translation loss included in shareholders' equity resulting from the translation of the financial statements of the Company's international subsidiaries into U.S. dollars increased by $0.1 million and $0.4 million for the three months and six months ended June 30, 1999, respectively, due to the

                                   VYSIS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

strengthening of the U.S. dollar against the functional currency of the Company's international subsidiaries. Interest rate exposure is primarily limited to the $8.4 million of short-term investments owned by the Company. Such securities are debt instruments which generate interest income for the Company on excess cash balances. The Company does not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments.

     The Company does not consider the present rate of inflation to have a significant impact on its business.


                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1999 for discussion of litigation matters relating to the Company. The Company, BP Amoco and other parties were named as defendants in a patent infringement suit brought by Gen-Probe Incorporated in the United States District Court in the Southern District of California (San Diego). During August 1999, the parties to the suit agreed to a settlement which will result in dismissal of the action. The dismissal is subject to approval by the Court. The settlement provides for an exchange of certain immunities and licenses among the parties. No material amounts of cash will be paid by or received by the Company upon completion of the settlement.

     The Company and other parties were named as defendants in a suit pending in California state court brought by David Kohne. The suit alleged that the Company and the other defendants maliciously prosecuted two earlier lawsuits involving patents issued to David Kohne. However, the Company has since been dropped from the suit without prejudice and is no longer a defendant in the suit.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the IPO (see Note 1 of the Notes to Consolidated Financial Statements for further discussion), the Company received net proceeds of $32.1 million from the sale of 3,000,000 shares of its Common Stock. From the closing date of the IPO, February 10, 1998, to June 30, 1999, the Company used such net offering proceeds as follows (in millions):

                                   VYSIS, INC.


Purchase of short-term investments and cash equivalents                $  10.1
Repayment of note payable-BP Amoco                                         2.0
Acceleration of product development, expansion of sales
 and marketing capabilities and funding of increased
 working capital requirements and ongoing operations                      20.0
                                                                       -------
Total                                                                  $  32.1
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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On or about May 28, 1999, proxy materials were distributed to all shareholders of record as of the close of business on May 3, 1999. The results of the shareholders' votes were disclosed at the 1999 annual meeting of shareholders (the "Annual Meeting") of the Company which convened on June 30, 1999.

     At the Annual Meeting, the following individuals were elected by the votes indicated as directors of the Company until the 2000 Annual Meeting and their successors have been elected and qualified:


               NOMINEE                  FOR            WITHHELD
          -------------------        ---------         --------
          William M. Bartlett        9,347,023          14,540
          John L. Bishop             9,260,135         101,428
          Kenneth L. Melmon          9,347,023          14,540
          Anthony J. Nocchiero       9,344,218          17,345
          Walter R. Quanstrom        9,344,723          16,840
          Frank J. Sroka             9,344,523          17,040
          Richard C. Williams        9,336,023          25,540


     The other item acted upon at the Annual Meeting was the adoption of the 1999 Outside Directors Stock Option Plan (the "Plan") described in the proxy materials. The Plan was approved by the following vote:


             FOR            AGAINST         ABSTAINED
          ---------         -------         ---------
          9,253,781          93,868          13,914


                                   VYSIS, INC.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     Exhibit 2.1*, Asset Purchase, License, and Distribution Agreement between the Company and Applied Imaging Corp. dated July 16, 1999.

     The schedules and exhibits to the foregoing agreement, which are listed on page (iv) thereto, have not been filed herewith. The schedules and exhibits will be furnished supplementally to the Securities and Exchange Commission upon request.

     Exhibit 27.1, Financial Data Schedule (included only in the electronic filing of this document).

*    Confidential treatment requested for portions of this exhibit.

REPORTS ON FORM 8-K

     There were no Form 8-K reports filed during the quarter.

                                   VYSIS, INC.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VYSIS, INC.

Date:  August 16, 1999                  By:  /s/ ALFRED H. ELLSWORTH
                                            ------------------------------------
                                             Name:  Alfred H. Ellsworth
                                             TITLE: VICE PRESIDENT, FINANCE
                                                    AND CHIEF ACCOUNTING OFFICER