Form 10-Q
period 1999-09-30
VYSIS INC
filed 1999-11-15
CIK 1016794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Number of shares of Common Stock, par value $.001 per share, outstanding as of November 10, 1999: 9,925,645

                                   VYSIS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        ----
                          PART I: FINANCIAL INFORMATION
ITEM 1:     Financial Statements
                    Consolidated Balance Sheets
                       As of September 30, 1999 and December 31, 1998 ...............      2
                    Consolidated Statements of Operations
                       For the three months ended September 30, 1999 and 1998 .......      3
                    Consolidated Statements of Operations
                       For the nine months ended September 30, 1999 and 1998 ........      4
                    Consolidated Statements of Comprehensive Operations
                       For the three months ended September 30, 1999 and 1998 .......      5
                    Consolidated Statements of Comprehensive Operations
                       For the nine months ended September 30, 1999 and 1998 ........      6
                    Consolidated Statements of Cash Flows
                       For the nine months ended September 30, 1999 and 1998 ........      7
                    Notes to Consolidated Financial Statements ......................      8

ITEM 2:        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations .......................................     13

ITEM 3:        Quantitative and Qualitative Disclosure About Market Risk ............     19

                           PART II: OTHER INFORMATION

ITEM 1:        Legal Proceedings ....................................................     19

ITEM 2:        Changes in Securities and Use of Proceeds ............................     20

ITEM 6:        Exhibits and Reports on Form 8-K .....................................     20

SIGNATURE ...........................................................................     21



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                           1999               1998
                                                                                      ---------------    ---------------
ASSETS
Current assets:
     Cash and cash equivalents ...................................................         $  1,876         $  4,672
     Short-term investments ......................................................            8,103           13,667
     Accounts receivable, net ....................................................            3,602            6,106
     Other receivables ...........................................................              933               --
     Current portion of long-term lease receivables ..............................              490              378
     Inventories .................................................................            2,238            2,487
     Other current assets ........................................................            1,457              782
                                                                                           --------         --------
         Total current assets ....................................................           18,699           28,092
Property and equipment, net ......................................................            3,267            3,879
Investment .......................................................................              466              562
Long-term lease receivables ......................................................              154              626
Other assets .....................................................................            1,488            1,884
                                                                                           --------         --------
         Total assets ............................................................         $ 24,074         $ 35,043
                                                                                           --------         --------
                                                                                           --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ...........................................         $    444         $    553
     Accounts payable and accrued liabilities ....................................            7,100            9,475
     Deferred revenue ............................................................            1,553              966
                                                                                           --------         --------
         Total current liabilities ...............................................            9,097           10,994
                                                                                           --------         --------

Long-term debt ...................................................................              139              523
                                                                                           --------         --------

Stockholders' equity:
     Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized:
         Series A; 6,200,000 shares designated; none issued and
           outstanding at September 30, 1999 and December 31, 1998 ...............               --               --
         Series B; 553,126 shares designated; none issued and outstanding
           at September 30, 1999 and December 31, 1998 ...........................               --               --
     Common stock, $0.001 par value; 35,000,000 shares authorized; 9,918,693 issued and outstanding at September 30, 1999; 9,788,401
         issued and outstanding at December 31, 1998 .............................               10               10
     Additional paid-in capital ..................................................           72,232           71,862
     Deferred compensation .......................................................              (34)             (81)
     Unrealized gain (loss) on investment ........................................              (62)             462
     Cumulative translation adjustment ...........................................             (397)            (101)
     Accumulated deficit .........................................................          (56,911)         (48,626)
                                                                                           --------         --------
         Total stockholders' equity ..............................................           14,838           23,526
                                                                                           --------         --------
         Total liabilities and stockholders' equity ..............................         $ 24,074         $ 35,043
                                                                                           --------         --------
                                                                                           --------         --------

               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                        ------------------------------------
                                                                            1999                1998
                                                                        --------------     -----------------
Revenues:
     Product revenue .................................................        $ 3,915         $ 4,590
     Grant and other revenue .........................................            124             466
                                                                              -------         -------
         Total revenues ..............................................          4,039           5,056
Cost of goods sold ...................................................          1,297           2,241
                                                                              -------         -------
Gross profit .........................................................          2,742           2,815
                                                                              -------         -------
Operating expenses:
     Research and development ........................................          1,998           2,976
     Acquired research-related patents ...............................            536              --
     Selling, general and administrative .............................          3,982           3,872
                                                                              -------         -------
         Total operating expenses ....................................          6,516           6,848
                                                                              -------         -------
Loss from operations .................................................         (3,774)         (4,033)
Gain on sale of the Imaging business .................................          1,700              --
Interest income ......................................................            138             454
Interest expense .....................................................            (53)           (143)
                                                                              -------         -------
Net loss .............................................................        $(1,989)        $(3,722)
                                                                              -------         -------
                                                                              ------         -------
Basic and diluted net loss per share .................................        $ (0.20)        $ (0.38)
                                                                              -------         -------
                                                                              -------         -------

Shares used in computing basic and diluted net loss per share ........          9,899           9,729


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ---------------------------------
                                                                               1999               1998
                                                                          --------------     --------------
Revenues:
     Product revenue .................................................        $ 15,552         $ 15,435
     Grant and other revenue .........................................             403            1,354
     Legal settlement ................................................              --              384
                                                                              --------         --------
         Total revenues ..............................................          15,955           17,173
Cost of goods sold ...................................................           5,983            7,115
                                                                              --------         --------
Gross profit .........................................................           9,972           10,058
                                                                              --------         --------
Operating expenses:
     Research and development ........................................           6,826            8,503
     Acquired research-related patents ...............................             536               --
     Selling, general and administrative .............................          12,816           13,588
     Restructuring expense ...........................................             541               --
                                                                              --------         --------
         Total operating expenses ....................................          20,719           22,091
                                                                              --------         --------
Loss from operations .................................................         (10,747)         (12,033)
Interest income ......................................................             508            1,026
Gain on sale of the Imaging business .................................           1,700               --
Gain on sale of investment ...........................................             357               --
Interest expense .....................................................            (103)            (313)
                                                                              --------         --------
Net loss .............................................................        $ (8,285)        $(11,320)
                                                                              --------         --------
                                                                              --------         --------
Basic and diluted net loss per share .................................        $  (0.84)        $  (1.35)
                                                                              --------         --------
                                                                              --------         --------

Shares used in computing basic and diluted net loss per share ........           9,833            8,410


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                           ---------------------------------
                                                                1999             1998
                                                           -------------      --------------
Net loss ..............................................        $(1,989)        $(3,722)

Other comprehensive income (loss):
     Cumulative translation adjustment ................            110              69
     Unrealized holding loss on investment ............            (62)           (193)
                                                               -------         -------
         Total other comprehensive income (loss) ......             48            (124)
                                                               -------         -------
Comprehensive loss ....................................        $(1,941)        $(3,846)
                                                               -------         -------
                                                               -------         -------


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                             1999            1998
                                                        ---------------   --------------
Net loss .........................................        $ (8,285)        $(11,320)

Other comprehensive income (loss):
     Cumulative translation adjustment ...........            (296)             164
     Unrealized holding loss on investment .......            (167)            (357)
     Realized loss on investment .................            (357)              --
                                                          --------         --------
         Total other comprehensive loss ..........            (820)            (193)
                                                          --------         --------
Comprehensive loss ...............................        $ (9,105)        $(11,513)
                                                          --------         --------
                                                          --------         --------


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                1999           1998
                                                                          -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................................        $ (8,285)        $(11,320)
     Reconciliation of net loss to net cash used in operating
         activities:
         Depreciation and amortization ...............................           1,262            1,713
         Gain on sale of the Imaging business ........................          (1,700)              --
         Gain on sale of investment ..................................            (357)              --
         Stock compensation ..........................................              47              117
         Changes in assets and liabilities:
              Accounts receivable ....................................           2,037             (709)
              Inventories ............................................            (555)             186
              Other current assets ...................................            (621)             108
              Lease receivables ......................................             255           (1,388)
              Other assets ...........................................             108             (151)
              Accounts payable and accrued liabilities ...............          (2,614)            (426)
              Deferred revenue .......................................           1,000              397
                                                                              --------         --------
         Net cash used in operating activities .......................          (9,423)         (11,473)
                                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds, net of transaction-related expenditures, from
      sale of the Imaging business ...................................           1,294               --
     Proceeds from sale of investment ................................             457               --
     Proceeds from maturities of short-term investments ..............          24,887            8,469
     Purchases of short-term investments .............................         (19,324)         (17,108)
     Purchases of property and equipment .............................            (537)            (534)
     Increase in other assets ........................................             (70)             (82)
                                                                              --------         --------
         Net cash provided by (used in) investing activities .........           6,707           (9,255)
                                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Expenses funded by stock issuance ...............................             286               --
     Proceeds from option plan exercises .............................              84               60
     Proceeds from issuance of common stock ..........................              --           32,142
     Increase in note payable--BP Amoco ..............................              --            1,665
     Expenses funded by BP Amoco .....................................              --              153
     Loan repayment to BP Amoco ......................................              --           (2,000)
     Proceeds from long-term borrowings ..............................              --            1,488
     Principal payments on long-term borrowings ......................            (379)            (287)
                                                                              --------         --------
         Net cash provided by (used in) financing activities .........              (9)          33,221
Effect of exchange rate changes on cash ..............................             (71)              37
                                                                              --------         --------
Net increase (decrease) in cash and cash equivalents .................          (2,796)          12,530
Cash and cash equivalents at beginning of period .....................           4,672              669
                                                                              --------         --------
Cash and cash equivalents at end of period ...........................        $  1,876         $ 13,199
                                                                              --------         --------
                                                                              --------         --------

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

         On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share, at a price of $12.00 per share (the "IPO"). The net proceeds of the IPO after deducting expenses were approximately $32.1 million. Concurrent with the consummation of the IPO, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP Amoco in exchange for a reduction of $8.1 million in the Company's note payable to BP Amoco. As of November 10, 1999, BP Amoco beneficially owned approximately 67 percent of the Company's outstanding Common Stock.

NOTE 2--FINANCIAL INFORMATION:

         The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally

                                   VYSIS, INC.

                                   (UNAUDITED)


NOTE 2--FINANCIAL INFORMATION: (Continued)

included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 1999 and June 30, 1999, as filed with the Securities and Exchange Commission.

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

NOTE 3--RECENT ACCOUNTING PRONOUNCEMENT:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999; it has since been delayed one year. It establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company anticipates that, due to its current non-use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 4--COMPOSITION OF BALANCE SHEET COMPONENT:

         Inventories consisted of the following (in thousands):


                                          SEPTEMBER 30,       DECEMBER 31,
                                              1999                1998
                                         --------------      -------------
Raw materials and supplies ........           $1,280              $  900
Finished goods ....................              958               1,587
                                              ------              ------
                                              $2,238              $2,487
                                              ======              ======

NOTE 5--LEASE RECEIVABLES AND LONG-TERM DEBT:

        A wholly-owned foreign subsidiary of the Company has entered into certain sales-type leasing transactions with customers. In order to comply with local regulations with respect to such leasing transactions, the subsidiary must borrow money and has assigned to the lender a security interest in the lease receivables and related equipment. The debt is payable in monthly or quarterly installments, matures over the next two years and bears

                                   VYSIS, INC.

                                   (UNAUDITED)


NOTE 5--LEASE RECEIVABLES AND LONG-TERM DEBT: (Continued)

interest at rates ranging from 6.4% to 9.5%. The aggregate maturities of gross lease receivables and long-term debt for the years ending September 30, are as follows:


                                                     GROSS            LONG-TERM
                                                  RECEIVABLES           DEBT
                                                 ------------      ------------
2000 ..........................................       $490              $444
2001 ..........................................        465               139
2002 ..........................................         23                --
                                                 ------------      ------------
                                                      $978              $583
                                                 ------------      ------------
                                                 ------------      ------------

         The components of net lease receivables are as follows:


                                            SEPTEMBER 30,
                                                1999
                                           --------------
Gross lease receivables ................       $ 978
Allowance for doubtful accounts ........        (325)
Unearned income ........................          (9)
                                           --------------
                                               $ 644
                                           --------------
                                           --------------

NOTE 6--GAIN ON SALE OF THE IMAGING BUSINESS:

         During July 1999, the Company sold its cytogenetic imaging instrumentation ("Imaging") business, which represented nearly all of the Company's current genetic instrument product line, to Applied Imaging Corp. ("AI") for a purchase price of $2.3 million plus additional consideration of approximately $0.7 million for the purchase of certain imaging component inventory, resulting in a gain of $1.7 million. Of the $3.0 million in total consideration, the Company has received $1.4 million in cash and $0.5 million of AI common stock. In addition, in accordance with the sale agreement, AI is obligated to pay in cash $0.1 million in November 1999, $0.2 million in January 2000, $0.5 million in July 2000, and $0.3 million in January 2001. As of September 1999, the investment balance of $0.5 million represents the market value of the common stock, and an unrealized loss of $0.1 million has been included as a component of stockholders' equity.

NOTE 7--ACQUIRED RESEARCH-RELATED PATENTS:

         During July 1999, the Company acquired Aprogenex, Inc.'s intellectual property portfolio for $250,000 plus the issuance of 80,291 shares of the Company's common stock for a total value of $0.5 million. The intellectual property portfolio included 12 United States patents which primarily relate to diagnostic assays using the identification of fetal cells in maternal blood. The Company has expensed the entire value of the acquired portfolio as the the Company's research has not yet established that the assays utilizing these patents has sufficient diagnostic capability and the Company is not currently allocating significant research expenditures to this area.

                                   VYSIS, INC.

                                   (UNAUDITED)

NOTE 8--LEGAL SETTLEMENT:

         During the second quarter of 1998, the Company recognized a $0.4 million nonrecurring gain with respect to a settlement agreement with Oncor, Inc. which ended a patent infringement suit brought by the Company, as exclusive licensee, and its licensor.

NOTE 9--RESTRUCTURING:

         During the first quarter of 1999, the Company implemented a restructuring plan that resulted in the elimination of 20 positions within the Company. The Company recorded a restructuring charge for severance costs of $0.5 million during the first quarter of 1999.

NOTE 10--GAIN ON SALE OF INVESTMENT:

         During the first quarter of 1999, the Company sold its available-for-sale investment of Incyte Pharmaceuticals, Inc. ("Incyte") common stock for $0.5 million, resulting in a gain on the sale of $0.4 million.

NOTE 11--SEGMENT AND GEOGRAPHIC INFORMATION:

         The Company operates in one reportable business segment: the development, manufacture and sale of genetic testing products. The Company's revenues by product line for the three months and nine months ended September 30, 1999 and 1998 are as follows (in thousands):


                                                                   THREE MONTHS ENDED SEPT 30,
                                                                  -----------------------------
                                                                      1999            1998
                                                                  ------------    -------------
FDA/AFSSAPS approved clinical genetic testing products .......        $1,012        $  600
Research and other genetic testing products ..................         1,893         1,660
Genetic instrument products ..................................            48         1,448
Genetic research grants and license revenue ..................           124           466
Distributed laboratory products ..............................           201           224
Food testing products ........................................           761           658
                                                                  ------------    -------------
Consolidated total revenues ..................................        $4,039        $5,056
                                                                  ------------    -------------
                                                                  ------------    -------------

                                     11

                                   VYSIS, INC.

                                   (UNAUDITED)

NOTE 11--SEGMENT AND GEOGRAPHIC INFORMATION: (Continued)

                                                                    NINE MONTHS ENDED SEPT 30,
                                                                  -----------------------------
                                                                        1999           1998
                                                                  --------------    -----------
FDA/AFSSAPS approved clinical genetic testing products .......        $ 2,935        $ 1,811
Research and other genetic testing products ..................          6,948          6,383
Genetic instrument products ..................................          2,878          4,547
Genetic research grants and license revenue ..................            403          1,354
Distributed laboratory products ..............................            642            758
Food testing products ........................................          2,149          1,936
Leal settlement ..............................................             --            384
                                                                   --------------    -----------
Consolidated total revenues ..................................        $15,955        $17,173
                                                                  --------------    -----------
                                                                  --------------    -----------

         The Company's revenues by geographic area based on location of customers for the three months and nine months ended September 30, 1999 and 1998 are as follows (in thousands):

                                                         THREE MONTHS ENDED SEPT 30,
                                                        ----------------------------
                                                           1999              1998
                                                        -----------       ---------
United States .......................................    $ 2,416           $ 2,551
Europe, Middle East and Africa ......................      1,551             2,443
Other ...............................................        529               607
Eliminations ........................................       (457)             (545)
                                                        -----------       ---------
Consolidated total revenues .........................    $ 4,039           $ 5,056
                                                        -----------       ---------
                                                        -----------       ---------

                                                          NINE MONTHS ENDED SEPT 30,
                                                         ---------------------------
                                                            1999            1998
                                                         ---------       ---------
United States .......................................    $  7,905         $  7,727
Europe, Middle East and Africa ......................       8,458            9,481
Other ...............................................       1,696            1,658
Eliminations ........................................      (2,104)          (1,693)
                                                        -----------       ---------
Consolidated total revenues ......... ...............    $ 15,955         $ 17,173
                                                        -----------       ---------
                                                        -----------       ---------

NOTE 12--SUBSEQUENT EVENT:

        Upon completion of the sale of the Imaging business, the Company has refocused on its core technologies and, as a result, during the 1999 fourth quarter 37 positions, including open positions as well as certain positions previously associated with the Imaging business, have been eliminated. The Company expects to record a charge for severance costs of approximately $0.3 million in the fourth quarter.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as well as the financial statements of the Company and notes thereto. This Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates", "believes", "estimates", "expects", and similar expressions. The statements concerning the Company's future financial results as well as any other statements which are not historical facts, are forward-looking statements and are subject to risks and uncertainties inherent in the Company's business. These risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by the forward-looking statements, include: the market acceptance of the Company's clinical products; the extent to which the clinicians or laboratories performing procedures with the Company's products are able to obtain third-party reimbursement; the ability of the Company to successfully market and sell its clinical products, other products and equipment; competition; compliance by the Company with regulatory requirements and the timely receipt of necessary governmental approvals; the Company's ability to manufacture products in sufficient quantities; the Company's ability to maintain intellectual property protection for its proprietary products, to defend its existing intellectual property rights from challenges by third parties, and to avoid infringing intellectual property rights of third parties; the success of the Company's collaborators and licensees; and the success of the Company's cost control efforts.

OVERVIEW

         Vysis is a genomic disease management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. The Company has direct sales operations in the United States and Europe, a marketing partnership in Japan with Fujisawa Pharmaceutical Co., and a worldwide distribution network.

RESULTS OF OPERATIONS

        Product and grant and other revenues for the three months ended September 30, 1999 were $3.9 million and $0.1 million, respectively, a decrease of $0.7 million and $0.3 million, respectively, compared to the third quarter of 1998. As a result, total revenues for the third quarter were $4.0 million, a decrease of $1.0 million as compared to the prior year quarter. For the nine months ended September 30, 1999, product revenue was $15.6 million, an increase of $0.1 million over the same prior year period, while grant and other revenue was $0.4 million, a decrease of $1.0 million. Total revenues for the first three quarters of 1999 decreased by $1.2 million to $16.0 million in comparison to the prior year period. The decline in product revenue for the three months

                                    VYSIS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

ended September 30, 1999 was attributable to a $1.4 million decrease in genetic instrument sales as a result of the Company selling its Imaging business during July, 1999, which represented nearly all of its genetic instrument business. The $1.4 million decline in genetic instrument products for the third quarter was partially offset by a $0.4 million, or 69%, increase in FDA/AFSSAPS clinically approved genetic testing products ("Clinical"), and a $0.2 million, or 14%, increase in research and other genetic testing products ("Research"). The slight increase in product revenue for the nine months ended September 30, 1999 resulted from a $1.7 million decline in genetic instrument products primarily due to the July, 1999 sale of the Imaging business, offset by a $1.1 million, or 62%, increase in Clinical products and a $0.6 million, or 9%, increase in Research products as compared to the prior year period. The increase in Clinical sales is primarily due to sales in the U.S. of the Company's PathVysion-TM- HER-2 DNA probe kit that was approved by the U.S. Food and Drug Administration in December, 1998. The increase in Research sales was primarily due to a general increase in worldwide market demand for the products. The decrease in grant and other revenue for the three months and nine months ended September 30, 1999 was primarily due to the completion of two United States Department of Commerce research grants in February, 1998 and July, 1998. In addition, the Company received $0.4 million of nonrecurring other revenue during the second quarter of 1998 related to a litigation settlement agreement.

        Cost of goods sold for the three months and nine months ended September 30, 1999 were $1.3 million and $6.0 million, respectively, representing a decrease of $0.9 million, or 42%, and $1.1 million, or 16%, from the respective prior year periods. The decline in cost of goods sold resulted in gross profit as a percentage of product revenue increasing to 67% and 62% for the three months and nine months ended September 30, 1999, respectively, from 51% and 54% for the three months and nine months ended September 30, 1998, respectively. While product revenue decreased and was relatively flat for the three months and nine months ended September 30, 1999, respectively, the resulting product gross profit increased by $0.3 million, or 11%, to $2.6 million and $1.2 million, or 15%, to $9.6 million over the respective prior year periods, primarily due to the continuing revenue growth in the higher margin Clinical and Research products versus the comparable prior year periods.

        Operating expenses for the three months and nine months ended September 30, 1999 were $6.5 million and $20.7 million, a decrease of $0.3 million, or 5%, and $1.4 million, or 6%, as compared to the three months and nine months ended September 30, 1998, even though the three months ended September 30, 1999 included a nonrecurring charge of $0.5 million for acquired research-related patents. In addition, the first quarter included a restructuring charge of $0.5 million associated with the elimination of 20 positions within the Company. Research and development expenses of $2.0 million and $6.8 million for the three months and nine months ended September 30, 1999 represented a decrease of $1.0 million, or 33%, and $1.7 million, or 20%, as compared to the respective prior year periods. These decreases were primarily attributable to lower expenditures in software development, contract research, and clinical trials, and resulting

                                   VYSIS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

savings from the elimination of certain positions in connection with the Company's restructuring during the first quarter of 1999. Selling, general and administrative expenses of $4.0 million for the three months ended September 30, 1999 represented an increase of $0.1 million, or 3%, over the prior year quarter, primarily due to an increase in bad debt expense. For the first three quarters of 1999, selling, general and administrative expenses of $12.8 million represented a decrease of $0.8 million, or 6%, primarily due to lower litigation expense of approximately $1.2 million offset by higher information system expenses in comparison to the respective prior year period.

        During the third quarter of 1999, the gain on sale of the Imaging business, as further discussed in Note 12 to the Consolidated Financial Statements, was $1.7 million. The gain on sale of investment for the nine months ended September 30, 1999 was $0.4 million that resulted from the $0.5 million sale during the 1999 first quarter of the Company's investment in Incyte common stock.

        Interest income for the three months and nine months ended September 30, 1999 was $0.1 million and $0.5 million, respectively, representing a decline of $0.3 million and $0.5 million for the comparable prior year periods as a result of utilizing the proceeds from the February 10, 1998 IPO. Interest expense for the nine months ended September 30, 1999 decreased $0.2 million as a result of a note payable with BP Amoco remaining outstanding until the completion of the Company's IPO.

INCOME TAXES

         Prior to the completion of the Company's IPO, the results of operations were included in the consolidated income tax returns of BP Amoco; accordingly, the domestic net operating losses through February 10, 1998 have been utilized by BP Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income. Subsequent to the IPO, the Company has filed separate federal income tax returns. As the Company was in a loss position for the nine months ended September 30, 1999, no federal provision is recorded. For state income taxes, the Company's results of operations will continue to be included with BP Amoco's state returns, due to its 67 percent ownership interest in the Company, in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in BP Amoco's unitary state tax returns as long as BP Amoco owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP Amoco requires BP Amoco to pay the Company the incremental tax savings, if any, received by BP Amoco as a result of including the Company's results of operations in such filings. The agreement also requires the Company to pay BP Amoco the incremental tax liability, if any, incurred by BP Amoco as a result of including the Company's results of operations in such filings. The Company and BP Amoco are currently unable to estimate the amount of state income tax benefit to be received by the Company as a result of its operating losses for the three months and nine months ended September 30, 1999 and, accordingly, no state tax benefit is

                                   VYSIS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

recorded. For state income taxes in non-unitary states, the Company has not recorded any benefit as a result of its loss position for the three months and nine months ended September 30, 1999.

         A full valuation allowance has been provided for all deferred tax assets (net of liabilities) at September 30, 1999 as management does not consider realization of such amounts more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities for the nine months ended September 30, 1999 was $9.4 million, a decrease of $2.1 million over the prior year, driven primarily by the $1.3 million reduction in operating losses during the first three quarters of 1999, and a $1.3 million decrease in working capital requirements, offset by a $0.5 million reduction in depreciation and amortization as compared to the prior year.

        Net cash provided by investing activities for the nine months ended September 30, 1999 was $6.7 million, resulting primarily from maturities, net of purchases, of short-term investments and the net proceeds from the gain on sale of the Imaging business. During the prior year, the $9.3 million of net cash flows used in investing activities resulted primarily from the purchase of short-term investments with a portion of the net proceeds from the February 1998 IPO.

        Net cash used in financing activities for the nine months ended September 30, 1999 was minimal, an increase of $33.2 million from the prior period primarily due to receiving the net proceeds from the IPO during February 1998.

         At September 30, 1999, the Company had cash, cash equivalents and short-term investments of $10.0 million and an accumulated deficit of $56.9 million. Since its inception, the Company has experienced negative cash flows from operations. In order to preserve the Company's cash position and to reduce cash used in operating activities, the Company implemented during the first quarter of 1999 a restructuring plan that resulted in the elimination of 20 positions. During the third quarter of 1999 the Company sold its Imaging business to Applied Imaging Corp. ("AI") for total consideration of $3.0 million. Of the $3.0 million in total consideration, the Company has received $1.4 million in cash and $0.5 million of AI common stock. In addition, AI is obligated to pay in cash $0.1 million in November 1999, $0.2 million in January 2000, $0.5 million in July 2000, and $0.3 million in January 2001. Upon completion of the Imaging business sale, the Company has refocused on its core technologies and during the fourth quarter has eliminated 37 positions, including open positions as well as certain positions previously associated with the Imaging business, thereby reducing ongoing annual cash expenditures by an estimated $2.7 million. The Company expects to record a charge for severance costs of approximately $0.3 million during the fourth quarter.

                                   VYSIS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

        The Company believes that its current cash and short-term investment position, and the interest to be earned thereon, will be sufficient to fund the Company's operations late into 2000. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's requirements for additional capital will depend on many factors, including growth in product revenue; payments received under existing and potential collaborative and license agreements; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; the development of manufacturing, sales and marketing capabilities; and the Company's ability to control costs. To the extent capital resources, including payments from existing and possible future collaborative or license agreements, together with the net proceeds of the IPO are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations or to obtain funds through entering into collaborative or license agreements on unattractive terms. The Company's inability to raise capital as and when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company has evaluated the Year 2000 readiness of the software products sold by the Company ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as manufacturing/facility related equipment and other systems that could impact the operations of the Company. This project evaluation consists of the following phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement;
(iv) testing where necessary; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures.

         The Company completed the review of all current versions of its Products and believes that all Products are Year 2000 compliant. With respect to IT Systems, the

                                   VYSIS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Company began implementing a plan during the first quarter of 1999 which has now been completed, and the Company believes its IT Systems are Year 2000 compliant.

         In the area of non-IT Systems, the Company relies, both domestically and internationally, upon various vendors, government agencies, research institutions, utility companies, telecommunications service companies, delivery service companies, and other material and service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations. The Company has initiated formal communications with significant vendors to determine the extent of which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has requested that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond the Company's control. The Company has received and evaluated nearly all of its necessary responses and is following up with several vendors in order to better assess any potential Year 2000 compliance issues. This evaluation is currently ongoing and is expected to be complete by the end of November. To the extent that the Company does not receive adequate responses during this final follow-up period, it is prepared to develop appropriate contingency plans. At this time, the Company cannot estimate the additional cost, if any, that might develop from such contingency plans. With respect to the manufacturing/facility related equipment and other systems, the Company has assessed all known equipment and systems and believes that they are Year 2000 compliant.

         To date, the Company has incurred expenditures in connection with Year 2000 compliance issues aggregating approximately $300,000 of expenditures. Unless a currently unknown Year 2000 contingency requirement is identified, the Company currently estimates that the remaining cost to complete its Year 2000 compliance programs will be less than $50,000 of expenditures.

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

                                   VYSIS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company's exchange rate risk is limited to its operations in England, Germany, France and Italy. The exchange rate risk is mitigated through local purchases for the majority of their expenditures. The Company's primary foreign currency exchange rate risk results from the foreign operations' intercompany purchases of clinical and research products as well as certain instrument system components. The majority of the intercompany purchases are not expected to be repaid in the foreseeable future as these operations have required more working capital as a result of their significant growth. Sales throughout the rest of the world are denoted in U.S. dollars. The Company does not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on its financial statements. The net impact of foreign exchange activities on earnings was immaterial for the three months and nine months ended September 30, 1999 and 1998. The foreign currency translation loss included in shareholders' equity resulting from the translation of the financial statements of the Company's international subsidiaries into U.S. dollars decreased by $0.1 million for the three months ended September 30, 1999 and increased $0.3 million for the nine months ended September 30, 1999, respectively, due to the fluctuations of the U.S. dollar against the functional currency of the Company's international subsidiaries. Interest rate exposure is primarily limited to the $8.1 million of short-term investments owned by the Company. Such securities are debt instruments which generate interest income for the Company on excess cash balances. The Company does not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments.

         The Company does not consider the present rate of inflation to have a significant impact on its business.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the Company's Quarterly Report on Form 10-Q for the periods ending March 31, 1999 and June 30, 1999, for discussion of litigation matters relating to the Company. The Company, BP Amoco and other parties were named as defendants in a patent infringement suit brought by Gen-Probe Incorporated in the United States District Court in the Southern District of California (San Diego). During August 1999, the parties to the suit agreed to a settlement which has been approved by the Court and resulted in dismissal of the action. The settlement provided for an exchange of certain immunities and licenses among the parties. No material

                                   VYSIS, INC.

amounts of cash were paid by or received by the Company upon completion of the settlement.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In connection with the IPO (see Note 1 of the Notes to Financial Statements for further discussion), the Company received net proceeds of $32.1 million from the sale of 3,000,000 shares of its Common Stock. From the closing date of the IPO, February 10, 1998, to September 30, 1999, the Company used such net offering proceeds as follows (in millions):


Purchase of short-term investments and cash equivalents ................     $10.0
Repayment of note payable-BP Amoco .....................................       2.0
Acceleration of product development, expansion of sales and marketing capabilities and funding of increased working capital requirements and
  ongoing operations .....................................................     20.1
                                                                             ------
Total ..................................................................      $32.1
                                                                             ------
                                                                             ------

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

                                   VYSIS, INC.



Date:  November 15, 1999           By:  /s/ ALFRED H. ELLSWORTH
                                        ----------------------------------
                                        Name:     Alfred H. Ellsworth
                                        TITLE:    VICE PRESIDENT, FINANCE
                                                  AND CHIEF ACCOUNTING
                                                  OFFICER