Form 10-K405
period 1999-12-31
VYSIS INC
filed 2000-03-30
CIK 1016794

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                              ---------------------

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          The aggregate market value of voting stock held by non-affiliates of the registrant as of March 14, 2000 was approximately $43.3 million.

          Number of shares of Common Stock outstanding as of March 14, 2000:
10,055,927

                      DOCUMENTS INCORPORATED BY REFERENCE:

Documents: Definitive Proxy Statement for the 2000      Part of the Form 10-K into
  annual meeting of stockholders                          which incorporated:
                                                          Part III

================================================================================

                                TABLE OF CONTENTS

                                                                                        PAGE
                                     PART I

ITEM 1:   Business .....................................................................   3
               General .................................................................   3
               Genomic Disease Management ..............................................   3
               Technology Platforms ....................................................   3
               Business Segment Information.............................................   5
               Products ................................................................   5
               Distributed Laboratory Products .........................................  11
               Food Testing Products ...................................................  11
               Sales and Marketing .....................................................  11
               Manufacturing ...........................................................  13
               Collaborations ..........................................................  13
               Patents, License Rights and Proprietary Information .....................  14
               Ability to Practice Technology ..........................................  15
               Competition .............................................................  17
               Government Regulation ...................................................  17
               Employees ...............................................................  18
               Executive Officers ......................................................  19
               Scientific Advisory Board ...............................................  20
ITEM 2:   Properties ...................................................................  21
ITEM 3:   Legal Proceedings ............................................................  21
ITEM 4:   Submission of Matters to a Vote of Security Holders ..........................  22

                                     PART II

ITEM 5:   Market for the Registrant's Common Equity and Related Stockholder Matters ....  22
ITEM 6:   Selected Financial Data ......................................................  23
ITEM 7:   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ...................................................................  25
               Overview ................................................................  25
               Results of Operations ...................................................  25
               Income Taxes ............................................................  27
               Liquidity and Capital Resources .........................................  27
               Recent Accounting Pronouncements ........................................  28
               Year 2000 Compliance ....................................................  29
ITEM 7A:  Quantitative and Qualitative Disclosures About Market Risk ...................  29
ITEM 8:   Financial Statements .........................................................  30
ITEM 9:   Changes in and Disagreements With Accountants on Accounting and Financial
          Disclosure ...................................................................  30

                                    PART III

ITEM 10:  Directors and Executive Officers of the Registrant ...........................  30
ITEM 11:  Executive Compensation .......................................................  30
ITEM 12:  Security Ownership of Certain Beneficial Owners and Management ...............  30
ITEM 13:  Certain Relationships and Related Transactions ...............................  30

                                     PART IV

ITEM 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............  30

SIGNATURES .............................................................................  58

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates", believes", estimates", "expects", and similar expressions. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in or implied by these statements. These risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by the forward-looking statements, include: the market acceptance of the Company's clinical products; the extent to which the clinicians or laboratories performing procedures with the Company's products are able to obtain third-party reimbursement; the ability of the Company to successfully market and sell its clinical products, other products and equipment; competition; compliance by the Company with regulatory requirements and the timely receipt of necessary governmental approvals; the Company's ability to manufacture products in sufficient quantities; the Company's ability to maintain intellectual property protection for its proprietary products, to defend its existing intellectual property rights from challenges by third parties, and to avoid infringing intellectual property rights of third parties; product liability claims; the success of the Company's collaborators and licensees; and the Company's cost control efforts. In addition, a detailed discussion of risks and uncertainties may be found in the Company's periodic filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements. Further information concerning factors that could significantly impact expected results is included in the following sections of this Form 10-K: Business--Sales and Marketing; Business--Ability to Practice Technology; Business--Competition; Business--Government Regulation; Legal Proceedings; and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1. BUSINESS

GENERAL

          Vysis, Inc. ("Vysis" or the "Company") is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. Vysis currently markets six U.S. Food and Drug Administration ("FDA") or foreign cleared or approved clinical ("Clinical") products in addition to distributing over 275 Analyte Specific Reagent ("ASR") and research products ("ASR/Research") through its direct sales operations in the United States and Europe and a worldwide distribution network covering 59 countries. The Company's wholly owned subsidiary, Gene-Trak Systems Industrial Diagnostics Corporation, manufactures and markets food testing kits based on Deoxyribonucleic Acid ("DNA") probes.

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

          On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share (the "Common Stock") at a price of $12.00 per share (the "Offering"). The net proceeds of the Offering after deducting expenses were approximately $32.1 million. Concurrent with the consummation of the Offering, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP Amoco in exchange for a reduction of $8.1 million in the Company's note payable to BP Amoco. As of March 14, 2000, BP Amoco beneficially owned approximately 66 percent of the Company's outstanding Common Stock.

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

TECHNOLOGY PLATFORMS

          Genomic Disease Management requires the ability to assess abnormalities of chromosomes, individual genes within chromosomes and specific DNA sequences within genes. No single technology is capable of assessing all of these different types of abnormalities. To address this issue, the Company has developed three complementary technology platforms that detect the full range of genetic abnormalities from large chromosomal aberrations to smaller abnormalities associated with abnormal numbers of the same gene and the smallest mutations within specific gene sequences. Vysis' three technology platforms include: the FLUORESCENCE IN SITU HYBRIDIZATION ("FISH") SYSTEM, which detects chromosomal copy number and rearrangement (large genetic structures), the GENOSENSOR-TM- SYSTEM, which detects gene copy number and expression (smaller genetic structures), and the MOLECULAR LAWN-TM- SYSTEM, which detects specific gene sequences and their mutations (smallest genetic structures). The Company is presently focusing its research and development efforts on the FISH System and on the GenoSensor System.

FISH SYSTEM

          The FISH System provides the ability to simultaneously assess multiple chromosomal and gene abnormalities in a single intact cell. FISH also provides the ability to perform cell by cell quantitative assessment of genetic changes in tissue specimens routinely used by pathologists for diagnosis. FISH is useful primarily to detect gross or large chromosomal changes, such as extra chromosomes, missing chromosomes, chromosomal translocations, and gene amplifications and deletions. The Company's FISH System consists of automated processing instruments used with the Company's patented direct label FISH DNA probes.

          Vysis is continuing to refine the automated instruments used in conjunction with the Company's direct label FISH probes. The Company's HYBrite-TM- instrument automates the hybridization process in a temperature controlled environment. The Company began shipping in 1999 its VP 2000-TM-Processor, a high throughput instrument that automates the specimen preparation steps of FISH assays, which is estimated to eliminate 70 percent of the labor used for sample preparation. In July 1999 the Company sold its Quips-TM-cytogenetic imaging instrumentation ("Imaging") business, which provides integrated solutions to enhance and automate the visualization, analysis, and storage of FISH images, to Applied Imaging Corp. ("AI"). See Note 9 of Notes to Consolidated Financial Statements for further discussion of the Imaging business sale.

GENOSENSOR-TM-  SYSTEM

          The GenoSensor System uses the Company's patented comparative genomic hybridization ("CGH") technology to survey the entire genome for chromosomal changes in a single test. The fundamental principle of CGH is to compare an abnormal or test DNA or Ribonucleic Acid ("RNA") specimen to a reference DNA or RNA in order to detect genetic aberrations. This method, like the FISH System, does not require culturing of "metaphase cells" for a metaphase spread preparation from the sample. For this reason, CGH enables genetic testing of tissues that are not amenable to culture such as tumor tissues. In contrast to traditional FISH technology that typically involves use of a specific probe to a known chromosomal abnormality, CGH can be used to investigate an entire genome even when a suspected genetic aberration is unknown.

          Vysis is continuing to develop a ready-to-use array of DNA probes on a miniaturized chip, the Ampli-Onc-TM- Microarray, which incorporates its patented CGH technology. Each element of the array will contain DNA from a defined location on a normal human chromosome and, in total, the collection of elements may represent the entire genome. This system is intended to enable simultaneous assessment of a large number of genes in a patient's specimen for abnormalities in the specific gene count. The GenoSensor System consists of individual Ampli-Onc Microarrays, a high speed camera based reader and specimen processing reagents. The Company began shipping the first Ampli-Onc Microarray, designed for research use to detect gene amplification of 58 different genes, in December 1999. The Company currently is manufacturing commercial quantities of the Ampli-Onc Microarrays with a first generation robotic system and is developing a higher throughput, next generation robotic manufacturing system.

MOLECULAR LAWN SYSTEM

          The Molecular Lawn System uses the Company's patented Q-beta replicase ("QBR") amplification technology to detect specific gene sequences. QBR provides a quantitative measure of a specific gene sequence in either human, viral or bacterial DNA. A Molecular Lawn consists of individual or multiple probe sequences attached to the surface of a miniaturized solid support, similar to the blades of grass on a lawn. This technology platform enables the detection of small genetic targets associated with disease predisposition and early detection of disease. The Company completed a strategic reassessment of its Molecular Lawn platform in March 1999 and deferred near term research and development of the Molecular Lawn platform to allow the Company to focus on products for the FISH and GenoSensor platforms. The Company does not anticipate resuming Molecular Lawn research in 2000.

BUSINESS SEGMENT INFORMATION

          The Company operates in two business segments: genetic testing and food testing products. See Note 16 of Notes to Consolidated Financial Statements for financial information regarding each of the Company's segments.

PRODUCTS

CLINICAL DIAGNOSTIC PRODUCTS

          Vysis is developing, commercializing and marketing Clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. The Company's lead cancer product, the PathVysion-TM- HER-2 DNA Probe Kit, was approved by the FDA in December 1998 to detect amplification of the HER-2/NEU gene via fluorescence IN SITU hybridization (FISH) in formalin-fixed, paraffin-embedded human breast cancer tissue specimens. Results from the PathVysion Kit are intended for use as an adjunct to existing clinical and pathologic information currently used as prognostic factors in stage II, node-positive breast cancer patients. The PathVysion Kit is further indicated as an aid to predict disease-free and overall survival in patients with stage II, node-positive breast cancer treated with adjuvant cyclophosphamide, doxorubicin, and 5-fluorouracil (CAF) chemotherapy. The PathVysion HER-2 DNA Probe Kit was registered in February 2000 by the French regulatory committee, the Agence Francaise de Securite Sanitaire des Produits de Sante ("AFSSAPS") for marketing in France. The Company's lead prenatal product, the AneuVysion-Registered Trademark- Assay for the detection of chromosome abnormalities on the X, Y, 13, 18 and 21 chromosomes, was cleared by the FDA in October 1997 and by the AFSSAPS in March 1998. The Clinical products represented approximately $4.1 million, or 19.7 percent, of the Company's $20.9 million of product revenues in 1999, $2.6 million, or 12.2 percent, of the Company's $21.5 million of product revenues in 1998 and approximately $0.4 million, or 2.5 percent, of the Company's $16.0 million of product revenues in 1997.

          The Company's Clinical diagnostic product commercialization process involves four distinct stages prior to marketing which include, in order: research, development, clinical trials and regulatory review.

                                CLINICAL PRODUCTS

PRODUCT            TECHNOLOGY PLATFORM    APPLICATION         INTENDED UTILITY               STAGE
-------            -------------------    -----------         ----------------               -----
CANCER
------
CEP-Registered     FISH System            Chronic             Disease monitoring             MARKETING
Trademark- 8                              Myelogenous                                        (FDA 510(k)
                                          Leukemia, myeloid                                  cleared November
                                          disorders                                          1996)

CEP-Registered     FISH System            Chronic             Disease progression and        MARKETING
Trademark- 12                             Lymphocytic         disease monitoring             (FDA 510(k)
                                          Leukemia                                           cleared January
                                                                                             1997)

CEP-Registered     FISH System            Bone marrow         Disease monitoring             MARKETING
Trademark- X/Y                            transplantation                                    (FDA 510(k)
                                                                                             cleared January
                                                                                             1997)

PathVysion-TM-     FISH System            Breast cancer       Selection of therapy and       MARKETING
HER-2                                                         prognosis                      (FDA PMA
                                                                                             approved
                                                                                             December 1998;
                                                                                             additional
                                                                                             clinical trials
                                                                                             underway)

PRODUCT            TECHNOLOGY PLATFORM    APPLICATION         INTENDED UTILITY               STAGE
-------            -------------------    -----------         ----------------               -----
Breast Panel       FISH System            Breast cancer       Selection of therapy and       RESEARCH
                                                              prognosis

PathVysion-TM-     FISH System            Bladder cancer      Disease recurrence             CLINICAL TRIALS
Bladder                                                       monitoring

PathVysion-TM-     FISH System            Bladder cancer      Early detection                DEVELOPMENT
Bladder

PathVysion-TM-     FISH System            Bladder cancer      Screening of high-risk         DEVELOPMENT
Bladder Panel                                                 patients

Lung Panel         FISH System            Lung cancer         Screening of high-risk         RESEARCH
                                                              patients

Cervical Panel     FISH System            Cervical cancer     Disease diagnosis in Pap       RESEARCH
                                                              smears

Prostate Panel     FISH System            Prostate cancer     Disease prognosis              RESEARCH

PRENATAL
--------
TriGen-TM-         FISH System            Trisomy 21 (Down    Detection of chromosomal       MARKETING
                                          syndrome), sex      abnormalities associated       (AFSSAPS
                                          chromosome          with mental retardation        registered in
                                          disorders           and other birth defects        June 1997; "Export
                                                                                             Only")

AneuVysion         FISH System            Trisomy 21 (Down    Detection of chromosomal       MARKETING
                                          syndrome), and      abnormalities associated       (FDA 510(k)
                                          other chromosomal   with mental retardation        cleared October
                                          disorders           and other birth defects        1997; AFSSAPS
                                                                                             registered in
                                                                                             March 1998)

Aneu-Del-Tel-TM-   GenoSensor-TM-System   Trisomy 21 (Down    Detection of essentially all   RESEARCH
Chip                                      syndrome), and      chromosomal
                                          other chromosomal   abnormalities causing
                                          disorders           common mental
                                                              retardation and other birth
                                                              defects

Fetal Screen       FISH System            Trisomy 21 (Down    Detection of mental            RESEARCH
                                          syndrome), and      retardation and other birth
                                          other chromosomal   defects from fetal cells in
                                          disorders           maternal blood circulation

CANCER PRODUCTS

          The Company markets FDA cleared or approved products for leukemia and breast cancer, and is currently focusing its cancer product development efforts on breast, bladder, lung, cervical and prostate cancers.

          LEUKEMIA. The Company markets three Clinical products, each based on the FISH System, for use in management of leukemia. The CEP 8 Probe Kit was cleared by the FDA in November 1996 by a 510(k) premarket notification and is used for the detection of the abnormal occurrence of three copies of chromosome 8. This product is used as an adjunct to standard cytogenetic analysis for identifying and enumerating chromosome 8 via FISH in interphase nuclei and in metaphase spreads of cells obtained from bone marrow in patients with myeloid disorders [chronic myelogenous leukemia (CML), acute myeloid leukemia (AML), myeloproliferative disorder (MPD), myelodysplastic syndrome (MDS), and hematological disorders not otherwise specified (HDNOS)]. It is not intended to be used as a stand alone assay for test reporting. Standard cytogenetics, also called karyotyping, involves the direct microscopic examination of the chromosomes of cells in a blood or tissue sample. This information provides the physician with an indication of early blast crisis which is important when considering bone marrow transplantation therapy.

          The CEP 12 Probe Kit was cleared by the FDA in January 1997 by a 510(k) premarket notification and is used in conjunction with standard cytogenetics. It is used as an adjunct to standard cytogenetic analysis for identifying and enumerating chromosome 12 via FISH in interphase nuclei of cells obtained from peripheral blood lymphocytes in patients with B-cell chronic lymphocytic leukemia. It is not intended to be used as a stand alone assay for test reporting. The CEP 12 assay has not been validated for purposes other than those described above. The abnormal occurrence of three copies (trisomy) of chromosome 12 is one of the more common genetic abnormalities in chronic lymphocytic leukemia. These patients have a widely variable clinical course and many do not require therapy at the time of diagnosis. The detection of trisomy 12 provides the physician the ability to distinguish patients whose disease will rapidly progress. These patients may require immediate treatment while others may be monitored for disease progression without therapeutic intervention.

          The CEP X/Y Probe Kit was cleared by the FDA in January 1997 by a 510(k) premarket notification and is used in conjunction with standard cytogenetics to assess how well donor cells are accepted by the recipient in sex-mismatched bone marrow transplantation and to determine the recurrence of malignant cells. In the management of many leukemias and other myeloid disorders, bone marrow transplantation is a critical therapeutic strategy.

          BREAST CANCER. The Company received FDA approval of a PMA application in December 1998, for its first breast cancer product, the PathVysion-TM- HER-2 DNA Probe Kit. Results from the PathVysion HER-2 test are intended to rapidly assess the amplification of the HER-2/NEU gene for use as a predictive marker for response to adriamycin-based chemotherapy. The Company's marketing partner, Fujisawa Pharmaceutical Co., is performing clinical trials of the PathVysion HER-2 kit for Japan regulatory approval.

          The Company's HER-2 product, which is based on the FISH System, is a locus specific, direct label DNA probe for the HER-2/NEU gene. This assay is designed for the detection and quantification in tissue cells of the HER-2/NEU gene and chromosome 17, on which the HER-2/NEU gene resides. The Company's product includes a second DNA probe specific for chromosome 17, to distinguish gene amplification from the presence of extra copies of chromosome 17.

          BREAST CANCER PANEL. Because cancer is considered a multi-gene event, the Company believes that appropriate patient management may require simultaneous testing for multiple genetic abnormalities. The Company is developing a FISH probe panel for breast cancer that includes HER-2 and another amplified target gene.

          BLADDER CANCER PANELS. The Company is developing the PathVysion-TM-Bladder DNA Probe Kit, based on the FISH System, which is designed to provide simultaneous analysis of multiple genetic markers in cells from routine urine specimens for detection of recurrence of bladder cancer. In 1999 the Company completed a 200 patient preclinical trial of the PathVysion Bladder assay at the Mayo Clinic. The Company began PathVysion Bladder clinical trials in March 1999 designed to support a 510(k) application. The Company is currently designing two additional clinical trials to support first, a claim for the early detection of bladder cancer in symptomatic patients and second, a claim for screening for the presence of bladder cancer as part of annual physical exams for patients in high-risk categories for bladder cancer.

          LUNG CANCER PANEL. The Company is developing a FISH system based panel for use on testing of sputum samples for the early identification of lung cancer. The Company believes that, similar to the PathVysion Bladder assay of urine samples, a FISH probe panel can identify cancerous cells present in sputum samples before conventional test methods can detect the presence of lung cancer. The Company is currently researching the probes to be included in the panel in collaboration with the Mayo Clinic.

          CERVICAL CANCER PANEL. The Company is developing a FISH system based panel for use on testing Pap smear samples classified as "ASCUS" (abnormal squamous cells of unknown significance). The Company believes that a FISH panel with probes identifying cancer-related genetic abnormalities in the cells classified as ASCUS will be of significant medical value. The Company is currently researching several leads for this panel.

          PROSTATE CANCER PANEL. The Company believes that information regarding the genetic composition of prostate cancer tumors could distinguish between men who should be monitored without surgical intervention and those whose prostates should be removed. The Company is developing products for testing of prostate biopsies that include a panel of genetic markers designed to provide information indicating which patients should receive more aggressive therapeutic intervention. The Company is developing a FISH panel assay for prostate cancer prognosis, but plans to introduce the product as an ASR product while deciding whether to start clinical trials on the panel.

          PRENATAL PRODUCTS

          The Company's prenatal testing products provide information on genetic abnormalities involved in mental retardation and other birth defects.

          AMNIOCENTESIS TESTING. Amniocentesis is an invasive procedure required to obtain the fetal cells for diagnosis of chromosomal abnormalities. In amniocentesis, amniotic fluid containing fetal cells is removed from the uterus with an ultrasound-guided needle passed through the abdominal wall. Traditional testing of the fetal cells is accomplished by direct examination of stained chromosomes. This analysis, which is known as karyotyping, is a standard cytogenetic method which requires 7 to 10 days for completion at an estimated patient cost of $400 to $800 per analysis.

          The Company's first prenatal diagnostic product, based on the FISH System, is the TriGen Assay for the direct diagnosis of Down syndrome (trisomy 21, three copies of chromosome 21) and sex chromosome abnormalities (aneuploidies of chromosomes X and Y). The product is designed to diagnose these abnormalities on a single slide within 24 hours from cells obtained by amniocentesis. Clinical trials conducted by the Company at 18 laboratories involving 558 patients demonstrated 100 percent correlation of TriGen results to standard karyotyping results. The French regulatory committee, the AFSSAPS, registered the product in June 1997 as a stand alone diagnostic test. The product is only available in the European markets and is for export use only.

          The Company's AneuVysion product is a FISH panel for the detection of the trisomy 21 abnormality (Down syndrome), sex chromosome abnormalities and two additional chromosomal abnormalities. The Company's submission on its AneuVysion prenatal product was cleared by the FDA as a 510(k) in October 1997 and approved by the French regulatory committee, the AFSSAPS, in March 1998. Clinical trials conducted by the Company at 31 laboratories involving 1,516 patients demonstrated 99.9 percent correlation of AneuVysion results to standard karyotyping for those chromosomal abnormalities that represent approximately 85 percent of the chromosomal abnormalities associated with mental retardation and other birth defects. In the United States, the AneuVysion product is cleared as an adjunct to standard cytogenetic testing of amniocentesis specimens and in France is registered as a stand alone diagnostic test. A two-year study involving over 3,000 patients tested with the AneuVysion assay was reported as having no false positive results and one false negative result.

          The Company is conducting research on a GenoSensor System prenatal microarray product, the Aneu-Del-Tel-TM- microarray, that is intended to simultaneously detect multiple chromosome aneusomies, microdeletions and unbalanced chromosome translocations. These abnormalities may account for essentially all of the causes of common mental retardation and other birth defects detectable with conventional amniocentesis and karyotyping.

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

          Maternal blood has been shown to contain cells derived from the fetus, although these cells are exceedingly rare. Researchers such as the National Institutes of Health Fetal Cell Study consortium, funded by the U.S. National Institutes of Health, have demonstrated the feasibility of genetic analysis of fetal cells isolated from maternal blood. However, obtaining a sufficient number of fetal blood cells for analysis has been difficult and generally not suitable to routine clinical application. The Company is continuing research on a system to identify fetal cells in maternal blood specimens and detect chromosomal abnormalities in those cells. Such a system is expected to include reagents to identify fetal cells, the Company's currently developed FISH probe products (for chromosomes 13, 18, 21, X and Y) and a rapid imaging system.

ASR/RESEARCH PRODUCTS

          Vysis currently markets over 275 DNA probes and related reagent products that were marketed under research use only ("RUO") labeling before November 23, 1998, when new FDA regulations went into effect. The Company has converted the labeling of most of these products to Analyte Specific Reagents ("ASR's") under the new regulations. ASR products must be manufactured under the FDA's Quality System Regulations (formerly the Good Manufacturing Practice rules), and can be used by high complexity testing laboratories, as certified under the Clinical Laboratories Improvement Act ("CLIA"), for clinical diagnosis provided that the laboratory validates the analytical characteristics of the assay and uses an FDA mandated disclaimer when reporting the results. The Company is not permitted to make marketing claims on neither the analytical nor the clinical performance of any ASR product. See Business - Government Regulation. Sales of ASR products are categorized in ASR/Research products (see Note 16 of Notes to Consolidated Financial Statements). The Company introduced 19 new ASR/Research products in 1999. The ASR/Research reagent product line represented approximately $9.5 million, or
45.4 percent, of the Company's $20.9 million of product revenues in 1999, approximately $8.5 million, or 39.3 percent, of the Company's $21.5 million of product revenues in 1998 and approximately $4.6 million, or 28.8 percent, of the Company's $16.0 million of product revenues in 1997.

          The Company markets six FISH ASR/Research probe product lines, respectively marketed as WCP-Registered Trademark-, CEP-Registered Trademark-, LSI-Registered Trademark- and MultiVysion, TelVysion and SpectraVysion probes and various reagents. These products are used in a wide range of genetic research and can be used for clinical diagnostics under the ASR regulations noted above. The Company also markets Comparative Genomic Hybridization reagents for ASR/Research use.

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

          PREIMPLANTATION GENETIC TESTING ("PGT"). The MultiVysion PGT product, based on the FISH System, simultaneously detects abnormalities of chromosomes 13, 18, 21, X and Y in a single blastomere cell within 4 hours. In 1998, the MultiVysion PB product, also on the FISH System, was introduced for detection of abnormalities of chromosomes 13, 16, 18, 21 and 22 in polar bodies. The Company is supplying the MultiVysion probes for a marketing trial of their use in PGT analysis. PGT analysis is performed to increase the probability of a successful implantation.

          TELVYSION PROBES. Telomeres are unique sequences of DNA at the end of chromosomes that contain a large number of genes. Telomeres play an integral role in chromosome biology, structure, and function. Changes in the gene-rich chromosome regions near telomeres, such as deletions or translocations frequently missed by traditional karyotyping, have been implicated as causes of mental retardation and cancer. The Company markets the TelVysion line of individual locus specific FISH probes targeted at the gene-rich regions near the telomeres for research in chromosomal causes of mental retardation and cancer. In collaboration with the University of Chicago, the Company is developing a multi-color 41 telomere probe set to simultaneously assess 41 sub-telomere regions, with the ASR/research product introduction expected in spring 2000.

          SPECTRAVYSION ASSAY. Traditional karyotypes employ black and white images of chromosomes and interpretation of these karyotypes requires sophisticated training in recognition of chromosome patterns and changes in the chromosomes. Frequently subtle translocations are missed utilizing traditional black and white karyotyping. The Company's SpectraVysion Assay is intended to simplify and improve the accuracy of karyotyping by providing a unique color to each chromosome, thus allowing the detection of chromosomal rearrangements not possible with traditional karyotyping. The Company in 1998 began marketing as an ASR/research product, its spectral karyotyping system comprised of a 24 color probe SpectraVysion reagent set and a genetic workstation that incorporates proprietary software for image analysis of the multi-color karyotype provided by the reagent. The Quips SpectraVysion genetic imaging workstation software was sold to AI as part of the Imaging business sale. AI markets imaging software used with the SpectraVysion probes.

          AMPLI-ONC I AND II MICROARRAYS. In December 1999, the Company initiated shipments of its Ampli-Onc I Microarray based on its GenoSensor Array System that detects 58 genes amplified in cancer. This ready-to-use array of DNA probes on a miniaturized chip is designed for use with the GenoSensor System reader to enable simultaneous assessment of a large number of genes in patient specimens for abnormalities in specific gene counts. The Company is also developing the Ampli-Onc II Microarray, which adds assessment of various tumor suppressor gene loci to the amplified genes of the Ampli-Onc I. The Company believes that simultaneous testing for multiple genetic abnormalities is likely to accelerate research and eventually provide clinical correlations between chromosomal abnormalities and disease. Both of these products may enable researchers to discover new correlations that may yield genomic products for improved diagnosis, prognosis and predictive outcome.

INSTRUMENT PRODUCTS

          Vysis markets instrument products including certain FISH-related processing instruments and the GenoSensor System reader. The Company began shipments of its VP 2000 Processor and the GenoSensor Reader in 1999. In July

1999, the Company sold its Imaging business to Applied Imaging Corp. Under the sale terms, the Company retained the ownership of and right to use all of the Quips proprietary software in automated scanning and hybridization instruments. See Note 9 of Notes to Consolidated Financial Statements for further discussion of the Imaging business sale. The instrument product line represented approximately $3.3 million, or 15.6 percent, of the Company's $20.9 million of product revenues in 1999, approximately $6.6 million, or 30.9 percent, of the Company's $21.5 million of product revenues in 1998 and approximately $7.2 million, or 45.1 percent, of the Company's $16.0 million of product revenues in 1997.

          VP 2000 PROCESSOR. This processing instrument was designed to reduce up to 70% of the manual steps required in carrying out a FISH assay, particularly for those assays which involve a tissue pretreatment step. The Company began shipping the VP 2000 Processor in 1999 and the Company's test results showed the VP 2000 provided superior test results compared to fully manual FISH assays for paraffin-embedded breast cancer samples.

          HYBRITE-TM-. HYBrite is a semi-automated instrument for denaturation and hybridization of FISH probes. The HYBrite system eliminates the need for denaturation reagents and other temperature devices. The HYBrite shortens assay time, eliminates steps and reduces user variability.

          GENOSENSOR-TM- Reader. The GenoSensor Reader, which the Company began shipping in 1999, is a proprietary reader designed to quickly capture fluorescent image data from the Ampli-Onc MicroArray after assay performance. The Reader incorporates image processing software that permits analysis and calculation of gene amplification or deletion in the test sample for each gene in the microarray.

DISTRIBUTED LABORATORY PRODUCTS

          The Company's former wholly-owned subsidiary, Vysis Sarl, marketed a line of laboratory products on a distributor basis primarily in France. These products included laboratory ventilation systems, growth media and humidifier cabinets. Sales of these products were approximately $1.1 million in 1999 and $1.2 million in 1998 and 1997. The Company sold Vysis Sarl and the rights to this product line to Applied Genetics Services, Ltd. in December 1999. See Note 10 of Notes to Consolidated Financial Statements.

FOOD TESTING PRODUCTS

          The Company develops, manufactures and commercializes products for the detection and identification of food-borne pathogens to food processors and quality control laboratories. These products, marketed under the Gene-Trak-Registered Trademark- name, include both DNA probe products and antibody kits for the detection of organisms found to contaminate food such as Salmonella, E. coli, Listeria and Listeria monocytogenes. The Company's food testing product revenues were approximately $3.0 million in 1999, approximately $2.6 million in 1998 and approximately $2.5 million in 1997. Sales and marketing of the food testing products are conducted by sales and marketing employees in the United States dedicated solely to the food testing business segment and through separate international distributors. The food testing products are manufactured in a separate facility from that used for the Company's genetic testing products. Compliance with government regulatory requirements for the food testing products is performed by separate employees.

SALES AND MARKETING

MARKETING STRATEGY

          The Company currently markets its products to hospitals, reference laboratories, academic and commercial research institutions and managed care organizations. The principal customers for its Clinical diagnostic products include cytogeneticists, pathologists, oncologists and other physicians. The AneuVysion assay is used in the U.S. by CLIA certified high complexity testing cytogenetic laboratories offering karyotyping and prenatal diagnostic services. The marketing of the PathVysion HER-2 DNA Probe Kit is focused on hospital-based pathology laboratories and reference laboratories.

          The Company has experienced slower than expected market adoption rates for its Clinical products. Although the Company believes the market adoption rates for its Clinical products are improving, there can be no assurances that this improvement trend will continue. The Company believes the adoption in France of its prenatal Clinical products has been adversely affected by the French government's 1998 decision to delay action on a recommendation that it approve reimbursement for FISH prenatal tests. The French government has still taken no action on this recommendation, and the Company does not know when or if the French government will approve reimbursement. Continued delays in the acceptance and adoption rates for the Company's Clinical and ASR/Research products could have a material adverse effect on the Company's business, financial condition and results of operations.

          In order to accelerate clinical market acceptance of its Genomic Disease Management products, the Company is continuing its marketing programs to
(i) increase the level of awareness of FISH System products among the clinical laboratories and the physicians who are expected to order these tests, (ii) educate the medical community regarding the benefits of managing disease with genomic testing products, (iii) provide data demonstrating clinical correlation of the disease target to disease outcome, progression and predisposition, and
(iv) establish marketing programs through relevant patient advocacy and support groups.

          The Company in 1999 continued efforts to obtain approvals from third party payors, including Medicare and private approvals, for reimbursement for the Company's products. As part of these efforts, the Company entered into a license agreement with the American Medical Association ("AMA") permitting the Company to publish the AMA's "CPT" codes governing reimbursement for the Company's FISH products. The Company includes the CPT codes in its product catalog and web site, along with advice for its customer base on how to pursue reimbursement. The Company believes reimbursement is generally available in all states for the AneuVysion assay. The Company also has obtained reimbursement approval for its PathVysion HER-2 DNA Probe Kit in 33 states with reimbursement decisions pending in 12 states. One state, South Carolina, has denied coverage for the PathVysion HER-2 assay. The failure of the Company's customers to obtain adequate third party payor reimbursement for the Company's Genomic Disease Management products could result in a material adverse impact on the Company's business, financial condition and results of operations.

SALES STRATEGY

          Sales in the United States are conducted by a direct sales force, currently consisting of a national sales manager and seven technical sales representatives. The sales representatives each handle Clinical and ASR/Research reagent sales as well as instrumentation sales. European, Middle Eastern and African sales, managed by the President of the Company's European operations, are supported by an 11-person direct sales organization with offices in Germany, France and the United Kingdom.

          Sales and marketing in Japan is conducted through a marketing partnership with Fujisawa Pharmaceutical Co., Ltd. ("Fujisawa"). The partnership, entered into in July 1995, provides Fujisawa with a ten-year exclusive distribution right to market Vysis FISH probes and instruments in Japan. Fujisawa is responsible for funding all clinical regulatory compliance for the Japanese market. Vysis will supply all of its United States and European clinical trial data for its FISH products to assist Fujisawa in its regulatory approval efforts. The agreement required Fujisawa to pay the Company
$600,000 per year through 1999. Fujisawa and the Company are currently collaborating on the performance of a Japanese clinical trial plan and submission to the Japanese regulatory agency for the PathVysion HER-2 assay for breast cancer.

          Sales in the other world markets are conducted through the use of local distributors. These distributors are supported by a U.S.-based International Distribution Manager. See Note 16 of Notes to Consolidated Financial Statements for financial information of the Company organized by geographic area.

MANUFACTURING

          The Company's manufacturing operations encompass the production and packaging of DNA probes and reagents, the Ampli-Onc I Microarrays and the GenoSensor Readers. The Company's manufacturing operations utilize a complete material requirements planning system fully integrated with the Company's finance department for operational control. The Company believes that its current genetic testing product manufacturing processes are readily scaleable to meet expected growth.

          The genetic testing product manufacturing processes are performed according to the FDA's Quality System Regulation ("QSR"), which replaced the FDA's Good Manufacturing Practices criteria. The Company trains employees for compliance with current QSR requirements as specified by the FDA. See Business-Government Regulation. The Company's genetic testing product manufacturing and food testing product manufacturing are both ISO 9001 certified. ISO 9001 is the most comprehensive of all the International Organization for Standardization quality standards and is an important element of the Company's strategy to commercialize its products globally.

COLLABORATIONS

          The Company is focusing its outside collaborations on development of its GenoSensor platform and on establishing correlations of chromosome abnormalities to various cancers. The Company's major collaborations include:

UNIVERSITY OF CALIFORNIA, SAN FRANCISCO

          The Company funds research at the Department of Laboratory Medicine, University of California, San Francisco ("UCSF") Cancer Center at the UCSF Medical School on microarray-based CGH and cancer correlations.

THE MAYO CLINIC

          The Company funds or collaborates on research performed at the Mayo Clinic in the area of correlation of chromosomal abnormalities to aggressive forms of prostate cancer and genes associated with metastatic potential, in the use of the PathVysion Bladder assay and in the development of a FISH panel for the early detection of lung cancer, and on new FISH probes for classification of various leukemias and lymphomas.

NATIONAL HUMAN GENOME RESEARCH INSTITUTE/INSTITUTE OF PATHOLOGY AT THE UNIVERSITY OF BASEL

          In 1999 the Company began a three party cooperative research and development agreement ("CRADA") collaboration with the National Human Genome Research Institute and Dr. Guido Sauter of the Institute of Pathology at the University of Basel in Switzerland, on the use of the Company's FISH and GenoSensor technologies in combination with "microtumor" arrays. This collaboration will be testing various microtumor arrays, including bladder, prostate, breast, ovarian, lung and cervical cancer specimen arrays, with the Company's FISH probes and Ampli-Onc Microarrays. The Company expects to develop significant Clinical product leads from this collaboration. Under the CRADA the Company has an option to obtain an exclusive license to the technology developed during the collaboration.

EOS BIOTECHNOLOGY

          In 1999 the Company began a research collaboration with Eos Biotechnology, a privately held developer of therapeutic drug candidates, to identify genes in breast cancer that are both over-expressed and are amplified at the chromosomal DNA level. Under this collaboration, the Company is developing FISH probes for genes identified by Eos as over-expressed in breast cancer. Eos uses a variety of technologies to identify these genes, including Affymetrix GeneChips and its own proprietary technologies. Under the collaboration agreement, the Company will have exclusive rights for diagnostic use of the developed technology and Eos will have exclusive rights for therapeutic and therapeutic development use.

OTHER COLLABORATIONS

          The Company has also established additional research collaborations aimed at generating Clinical product opportunities, although there can be no assurances of successful development of Clinical reagent products based upon any of these research efforts. The Company's collaboration with the University of Chicago aimed at producing a set of telomere probes for each human chromosome and establishing clinical use of these probes for the diagnosis of mental retardation has resulted in the TelVysion telomere probe set product release in 2000. The Company is supplying its MultiVysion FISH probe panel for a marketing trial with the Reproductive Genetics Institute directed at establishing the utility of the Company's FISH probes in pre-implantation genetic testing.

PATENTS, LICENSE RIGHTS AND PROPRIETARY INFORMATION

          The Company currently holds or has exclusive licenses to 136 issued United States patents or allowed United States patent applications, to 65 pending United States patent applications, and to additional foreign patents and pending patent applications in various areas of genetic and infectious disease testing. In 1999 the Company's patent portfolio grew by the acquisition of the entire patent portfolio of Aprogenex, Inc., a developer of fetal cell assays using FISH. The Company believes the patents include several patents that may be commercially significant to any fetal cell assay using mRNA probes as a fetal cell identifier.

          The following describes significant patents of the Company:

FISH TECHNOLOGY

          U.S. Patent 5,447,841, "Method for Chromosome-Specific Staining", issued September 5, 1995, licensed exclusively from the University of California covers methods of IN SITU hybridization using unique sequence probes and unlabeled blocking DNA. These methods permit the use as DNA probes of DNA sequences which are produced by standard cloning procedures without removal of any repeat DNA sequences which are present. The Company believes that the alternative manufacturing technologies to produce labeled FISH probes which do not contain the repeat DNA sequences are difficult to implement and are not proven commercially. The Company is also licensed exclusively under three pending United States divisional patent applications stemming from the '841 patent. Each of these applications claims priority of the '841 patent applications filed on January 16, 1986 and December 1, 1986. The divisional applications cover other embodiments of IN SITU hybridization using unique sequence probes, including detection of abnormalities on chromosome 21 and detection of gene amplification or gene deletion. U.S. Patent 5,756,696, "Compositions for Chromosome Specific Staining", issued May 26, 1998, relates to unique sequence FISH probe compositions containing blocking DNA. In January 2000, the Company acquired a royalty-bearing exclusive license from Yale University under the chromosomal suppression IN SITU hybridization patent rights invented by David Ward et al., including issued European Patent 0 444 115 and its pending U.S. application counterparts. This license broadens the Company's FISH patent portfolio, particularly in Europe, and the Company intends to include these rights in its sublicensing efforts for FISH.

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

GENOSENSOR TECHNOLOGY

          The Company is exclusively licensed by the University of California under U.S. Patent 5,665,549, "Comparative Genomic Hybridization (CGH)", issued September 9, 1997, and other pending United States and foreign patent applications claiming basic CGH methods to detect changes in copy number of DNA sequences at a particular chromosome location. The Company also holds an option from the University of California to obtain an exclusive license to U.S. Patent 5,830,645, "Comparative Fluorescence Hybridization to Nucleic Acid Arrays", issued November 2, 1998, relating to microarray-based CGH assays carried out using a nucleic acid array as the hybridization target, and to pending U.S. and foreign patent applications claiming microarray-based CGH assays. The Company has pending U.S. patent applications relating to its Ampli-Onc and Aneu-Del-Tel Microarrays and the GenoSensor imaging system.

SEQUENCE SPECIFIC TECHNOLOGY

          The Company's Sequence Specific Technology underlies the Molecular Lawn Platform. U.S. Patent 5,851,767, "Detection of Prokaryotic Organism by DNA Hybridization", issued December 22, 1998, relates to detection of bacteria using bacteria specific, synthesized oligonucleotide probes. U.S. Patent 5,750,338, "Target and Background Capture Methods with Amplification for Affinity Assays", issued May 12, 1998, the "Collins patent", relates to methods of reducing background noise in nucleic acid amplification assays. A royalty-bearing, non-exclusive license under the Collins patent was granted to Gen-Probe Incorporated ("Gen-Probe") under the August 1999 settlement of the litigation with Gen-Probe. See Legal Proceedings below. The Company holds non-exclusive licenses from Columbia University/Salk Institute and from PHRI on United States and foreign patents and pending patent applications relating to the use of QBR as an amplification technology to detect nucleic acid targets. These include U.S. Patent 4,786,600 issued November 22, 1988, claiming "substrate" molecules having inserted probe sequences which are replicatable by QBR and U.S. Patent 4,957,858, issued September 18, 1990, claiming nucleic acid detection assays using QBR. The Company also has a number of United States and foreign patents and pending patent applications covering its sequence specific technology.

CORRELATIONS OF CHROMOSOMAL ABNORMALITIES TO DISEASE

          The Company is pursuing a strategy to acquire rights to methods correlating particular genetic aberrations to disease. These rights will potentially provide opportunities for exclusive positions on clinical assays. For example, U.S. Patent 5,472,842, "Detection of Amplified or Deleted Chromosome Regions", issued December 5, 1995, and its pending foreign counterpart applications, licensed exclusively from the University of California, cover methods of detection of a chromosomal abnormality on chromosome 20 at locus 20q13 which has been correlated to certain forms of breast cancer. The Company holds an option from the University of California for an exclusive license for therapeutic and diagnostic uses to United States and foreign patent applications claiming gene sequences in the chromosome 20q13 locus. The Company and the Mayo Clinic have filed a jointly owned U.S. patent application covering the PathVysion Bladder test. The Company holds an option to acquire an exclusive license to a patent application filed by the Mayo Clinic for a FISH assay to identify aggressive prostate cancer. The Company is also exclusively licensed under United States and foreign patent applications from the University of California, St. Jude Children's Research Hospital, Canji, Inc., the U.S. National Institutes of Health and the California Pacific Medical Center claiming methods to diagnose disease based upon correlations of particular chromosomal abnormalities for colon cancer, breast cancer, lung cancer, bladder cancer, ovarian cancer, prostate cancer, gliomas and leukemias.

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

          The Company is also aware of issued United States and foreign patents and pending patent applications owned or controlled by third parties, which are related to the Company's current or anticipated technologies. Specifically, the Company is aware of issued United States and foreign patents and pending patent applications owned or controlled by third parties, which are related to significant elements of the Company's FISH, CGH, including its microarray-based CGH applications, and direct labeling technologies, or to significant elements of the Company's anticipated use of its QBR technologies, or to reagents useful in the performance of CGH or microarray-based CGH assays. Although the Company believes that certain of these issued patents are not infringed by the Company's current and planned operations, there can be no assurance that the Company would be able to successfully assert such a position in the courts, nor that such a position could be asserted without the Company incurring substantial or prohibitive costs. Furthermore, because United States patent applications are maintained under conditions of confidentiality while the applications are pending in the United States Patent and Trademark Office, there may be pending patent applications filed by third parties of which the Company is unaware and which relate to the Company's current or planned technologies. In addition, third parties may in the future file patent applications having claims that relate to the Company's services, processes or products. Persons holding or licensing patent rights could bring legal actions against the Company claiming that any of the Company's marketing, services, processes or products, or the Company's collaborators' or its suppliers' services or products or of the Company's customers' use of the Company's services or products infringe one or more of their patents, and seek damages or injunctive relief. Patent litigation is costly, and there can be no assurance that the Company would prevail in any patent litigation brought against it. Further, the Company could be subject to significant liabilities to such persons, may be required to obtain licenses from such persons, or may be required to cease certain activities, and any of these could have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will be able to obtain such licenses on commercially reasonable terms, or at all.

COMPETITION

          Competition in clinical diagnostics and genomics is intense and is expected to increase as the market for Genomic Disease Management products develops. Competition is and will continue to be based on quality, reliability, accuracy, ease of use, price and product line offering. Ventana Medical Systems, Inc. ("Ventana") acquired the FISH oncology-related assets of Oncor, Inc., formerly a major competitor in the supply of FISH products to the research market. Ventana has begun marketing of the former Oncor products, including the clinical Inform HER-2/NEU FISH product. Ventana also markets immunohistochemistry ("IHC") reagents and has filed a PMA application for an IHC test to detect HER-2 gene overexpression. Dako USA markets an IHC assay, the Herceptest-TM-, that competes with the PathVysion HER-2 assay. The Company is aware of other entities that currently market ASR/RUO nucleic acid products, which may have the ability to compete with the Company in the clinical market. In addition, many reference laboratories and research institutions produce their own FISH probes for internal use.

          Other companies are developing and marketing genomic assessment products including "DNA Chip" products for assessment of gene expression or gene sequence with potential use for clinical diagnostics. Other diagnostic companies may enter the genetic disease diagnostic market with nucleic acid based technologies. The Company's FISH products also face significant competition from polymerase chain reaction ("PCR") based nucleic acid amplification assays. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technological resources than the Company or may have substantial advantages over the Company in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, ability to obtain necessary intellectual property licenses, sales and marketing expertise and distribution channels.

          The food testing product segment is also highly competitive and the Company's nucleic acid probe food testing products face competition from antibody product suppliers and from PCR assay products.

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

          The Company generally is prohibited from marketing its diagnostic products in the United States unless it obtains either 510(k) clearance or premarket application ("PMA") approval from the FDA. The Company believes that it usually takes from four to 12 months from submission to obtain 510(k) clearance, but it can take longer. The process of obtaining PMA approval is generally much more costly, lengthy and uncertain. In any event, there can be no assurance that 510(k) clearance or PMA approval will be obtained in a timely fashion or at all. Such clearance or approval may also have limitations on how the device may be marketed that will limit its sales potential. The Company is also permitted to market products that have diagnostic utility under the FDA's Analyte Specific Reagent rules, also termed the "ASR" regulations, that went into effect in November 1998. Under the ASR regulations, the Company's marketing of products labeled as ASR's must not contain any claims of analytical or diagnostic utility.

          The ASR regulations restrict sales of ASR reagents to (1) clinical laboratories certified under the Clinical Laboratories Improvement Act as high complexity testing laboratories, (2) clinical device manufacturers and (3) laboratories and other organizations performing tests for purposes other than human or animal diagnostic information. The ASR regulations further permit clinical laboratories to offer diagnostic tests based upon use of ASR reagents, provided that the laboratory establish the analytical validity of the test and that the laboratory include a disclaimer with the test reports that the FDA has not reviewed nor approved the test. The Company has converted the labeling of most of its previous RUO reagents to ASR labeling in compliance with the ASR regulations. The FDA has not yet taken any regulatory action under the ASR regulations, nor issued any guidance documents on the ASR regulations.

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

          The Food and Drug Administration Modernization Act of 1997 made changes to the device provisions of the Food, Drug and Cosmetic Act and other provisions in the Act affecting the regulation of devices. Among other things, the changes affect the 510(k) and PMA processes, and also affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off-label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products. There can be no assurance that the legislation will not impose additional costs or lengthen review times for the Company's products.

          On February 2, 2000 the FDA issued a warning letter to the Company asserting that its recent press releases in September 1999 and January 2000, and certain of the Company's web site pages relating to its AneuVysion FDA cleared prenatal diagnostic kit constituted "off-label" promotion of the AneuVysion kit for uses outside the FDA cleared Statement of Intended Use. The FDA asserted that the Company was advertising AneuVysion as a stand-alone test, while the Statement of Intended Use called for the kit to be used as an adjunct to standard karyotyping. The Company's policy is to work constructively with the FDA to remain in full compliance with FDA regulations, and as a result, the Company expects to resolve the warning letter over AneuVysion satisfactorily without any material adverse impact on the Company's business, financial condition and results of operations.

          The Company timely responded to the warning letter in February 2000. In its response, the Company disagreed with the FDA's interpretation of its press releases and advertising material and pointed out certain statements in the Statement of Intended Use which the Company believes support its press releases and advertising. In its response, the Company also advised the FDA of certain revisions to its web site that were made in response to the warning letter. These revisions included the withdrawal of the September 1999 and January 2000 press releases from the site and a revision to more prominently display the Statement of Intended Use at certain parts of the web site. As of March 29, 2000, the Company had not received any further response from the FDA over this warning letter.

EMPLOYEES

          As of March 10, 2000, the Company had 138 full-time employees (including seven open positions), of whom 20 hold Ph.D. degrees, one holds an M.D. degree and 17 hold other advanced degrees. Of the Company's total work force, 41 positions are in research and development, 31 are in operations and 66 are in sales, general and administrative positions including sales, marketing, legal, finance, management information services, human resources and administration. The Company believes that its future success will depend, in part, on its continuing ability to attract, retain, and motivate qualified scientific, technical, and managerial personnel. The Company faces intense competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS

          The executive officers of the Company, their ages as of January 1, 2000, and their present positions with the Company are as follows:

NAME                                  AGE    POSITION
----                                  ---    --------
John L. Bishop...................      55    President, Chief Executive Officer and Director
Alfred H. Ellsworth..............      40    Vice President, Finance
Russel K. Enns...................      51    Vice President, Regulatory Affairs
Robert J. Koska..................      42    Vice President, Sales and Marketing
William E. Murray................      46    Vice President, General Counsel and Secretary
Steven A. Seelig.................      51    Vice President, Research and Development and Chief Medical Officer
Paul J.J.G. Steuperaert..........      60    President, European Operations

          JOHN L. BISHOP has served as President and as a Director since November 1993 and became Chief Executive Officer in February 1996. Mr. Bishop was elected in March 1999 to the board of directors of the American College of Medical Genetics Foundation. Mr. Bishop has over 25 years experience in developing and operating diagnostics businesses. From 1991 until November 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe Corporation, a manufacturer of DNA probe diagnostics and therapeutics and, from 1987 until 1991 of Source Scientific Systems, an original equipment manufacturer of automated diagnostic systems. From 1984 until 1986, Mr. Bishop was President and Chief Operating Officer of Gen-Probe, Inc., a developer and manufacturer of DNA probe diagnostics for infectious diseases. From 1968 until 1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation.

          ALFRED H. ELLSWORTH became Vice President of Finance in May 1999 and was previously Controller since joining the Company in November 1997. From January 1994 until November 1997, Mr. Ellsworth served as Corporate Controller of Rand McNally & Co., a publisher of maps. Mr. Ellsworth was Corporate Controller of Silvestri Corporation, a designer and marketer of seasonal and home decorations, from September 1991 to January 1994, and held various audit positions at Price Waterhouse from 1981 to 1991.

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

          ROBERT J. KOSKA was appointed Vice President, Sales and Marketing in January 2000. Mr. Koska was previously Director of Marketing since August 1998 and Marketing Manager since joining the Company in June 1996. Prior to joining the Company, Mr. Koska held a variety of marketing and sales management positions and was most recently Eastern Area Sales Manager for Difco Laboratories Inc., a microbiology and infectious disease diagnostic products manufacturer, from April 1989 to May 1996. From September 1983 to April 1989 Mr. Koska held sales positions at Genetic Systems Corporation, a supplier of diagnostic kits and instruments, and Ortho Diagnostic Systems, Inc. , a supplier of diagnostic kits and instruments.

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

         PAUL J.J.G. STEUPERAERT has served as President, European Operations since September 1, 1998. He served from 1988 until joining the Company as President of Pilling Weck Europe, the surgical products division of Teleflex, Inc., where he managed all operations in Europe, the Middle East and Africa.

SCIENTIFIC ADVISORY BOARD

          The following individuals comprise Vysis' Scientific Advisory Board, which plays an active role in guiding Vysis' research and development activities:

          KURT HIRSCHHORN, M.D., is Professor of Pediatrics, Human Genetics and Medicine, Mount Sinai School of Medicine, New York, New York. Dr. Hirschhorn is a founding member of the American College of Medical Genetics; serves on the Editorial Board or Committee of eight scientific journals; and has worked on IN SITU hybridization since the early 1970's.

          ROBERT B. JENKINS, M.D., PH.D., is Associate Professor of Laboratory Medicine, and co-Director of the clinical Cytogenetics and clinical Molecular Genetic Laboratories at the Mayo Clinic, Rochester, Minnesota. Dr. Jenkins is the Associate Director of the Mayo Clinic's Cytogenetics Laboratory and has ongoing research programs into the molecular pathology of prostate, breast and ovarian cancers and gliomas. Dr. Jenkins has published 43 scientific articles on the use of FISH to assess cancer pathology.

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

          DAVID H. PERSING, M.D., PH.D., is Vice President, Diagnostic Development, Corixa Corporation, and Medical Director, the Infectious Disease Research Institute, Seattle, Washington. Dr. Persing was previously Associate Professor, Department of Laboratory Medicine and Pathology and Department of Clinical Microbiology, Mayo Clinic, Rochester, Minnesota. Dr. Persing leads active research into infectious disease diagnosis by nucleic acid detection; is the inventor of two pending U.S. patent applications on detection of particular pathogens by nucleic acid amplification assays; and serves as a regular reviewer for the NEW ENGLAND JOURNAL OF MEDICINE.

          DAN PINKEL, PH.D., is Professor, Department of Laboratory Medicine, UCSF Cancer Center, University of California, San Francisco. Dr. Pinkel is the author or co-author of over 50 publications on the uses of FISH; is the co-inventor of U.S. patents on FISH probes for specific chromosomal locations and CGH; and leads active research on gCGH assays and array manufacturing methods.

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

          The Company has consolidated its European administrative, technical services, marketing and product warehousing support temporarily in a leased facility of 4,100 square feet near Toulouse, France. The Company has begun construction of a facility near Toulouse, France. The Company leases 350 square feet of space near Cologne, Germany under a month-to-month rental agreement. The Company also leases 400 square feet near London, England under a month-to-month rental agreement. The Company's food testing business leases 10,237 square feet in Hopkinton, Massachusetts under a lease that expires in January 2003.

ITEM 3. LEGAL PROCEEDINGS

          The Company, BP Amoco and other parties had been named as defendants in a patent infringement suit brought by Gen-Probe Incorporated ("Gen-Probe") in the United States District Court in the Southern District of California (San Diego). During August 1999, the parties to the suit agreed to a settlement which has been approved by the Court and resulted in dismissal of the action. The settlement provided for an exchange of certain immunities and patent licenses among the parties. No material amounts of cash were paid by or received by the Company upon completion of the settlement. Pursuant to the settlement, Gen-Probe was granted a royalty-bearing license to the Company's U.S. Patent 5,750,338 (the "`338 patent"). Gen-Probe was also granted an option to acquire a license for its collaboration partners, BioMerieux Corporation, Bayer Corporation and Chiron Corporation. Gen-Probe exercised this option in December 1999.

          On December 22, 1999, the Company was named as a defendant in a Complaint For Declaratory Relief filed by Gen-Probe in the United States District Court in the Southern District of California (San Diego). Gen-Probe filed a First Amended Complaint For Declaratory Relief And Unfair Competition on January 25, 2000. Gen-Probe's amended complaint seeks a declaration that the `338 patent is invalid and not infringed by certain products for detecting the presence of hepatitis C virus (HCV) and human immunodeficiency virus (HIV) in blood specimens and an injunction restraining the Company from interfering with the manufacture, sale, license or use of Gen-Probe's products by Gen-Probe, its partners and customers among others. The complaint also seeks damages and other monetary relief for the unfair competition.

          The Gen-Probe products identified in the suit use nucleic acid testing methodology for detecting HCV and HIV in blood specimens. The `338 patent license applies to Gen-Probe's blood testing products which are marketed by Chiron Corporation in France and are expected to be marketed in the U.S. and elsewhere, and other products which the Company understands will be introduced commercially by Gen-Probe and its partners later in 2000 and thereafter. Gen-Probe also seeks a declaration from the Court regarding its rights and obligations under the license.

          The Company has not answered the complaint but has instead requested a stay of the proceedings pending clarification of certain matters concerning the '338 patent in the U.S. Patent Office. The Company has also requested summary dismissal of the unfair competition claim. The Company intends to defend the suit vigorously should its request for a stay be denied or, should the stay be granted, at such time as the stay is lifted. The Company further believes Gen-Probe's claim for damages is without merit. A loss of this suit would not limit the sales or marketing of any of the Company's present or planned products, but could result in the loss of revenue under the license granted to Gen-Probe and the loss of other licensing opportunities for the `338 patent. Although there can be no assurance as to the ultimate disposition of this matter, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of this matter will not have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          The Company's Common Stock is traded on the NASDAQ Stock Market, ticker symbol VYSI.

          As of March 14, 2000, there were 10,055,927 shares of Common Stock outstanding held by approximately 88 shareholders of record.

          The following table sets forth the high and low sale prices of the Common Stock during each of the Company's fiscal quarters since its initial public offering on February 5, 1998, as quoted on the NASDAQ Stock Market.

               QUARTER ENDED                           ($) HIGH          ($) LOW
               ---------------------------------     -------------    --------------
               1998
               March 31 .......................          12.375           10.250
               June 30 ........................          11.250           10.000
               September 30 ...................          10.250            3.375
               December 31 ....................           9.500            3.000
               1999
               March 31 .......................           6.813            3.000
               June 30 ........................           4.125            2.625
               September 30 ...................           6.000            2.875
               December 31 ....................           3.938            2.438

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

          The Company received net proceeds of $32.1 million from the sale in an initial public offering of 3,000,000 shares of its Common Stock (see Note 14 of the Notes to Consolidated Financial Statements for further discussion). From the closing date of the sale, February 10, 1998, to December 31, 1999, the Company used such net offering proceeds as follows (in millions):

          Purchase of short-term investments and cash equivalents .................  $  8.4
          Repayment of note payable-BP Amoco ......................................     2.0
          Acceleration  of  product  development,   expansion  of  sales  and
            marketing  capabilities and funding of increased  working capital
            requirements and ongoing operations ...................................    21.7
                                                                                      -----
          Total ...................................................................   $32.1
                                                                                      =====

          Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus for the Offering. Other than the repayment of a note payable to BP Amoco in the amount of $2.0 million, none of such amounts (with the exception of salaries and directors' fees and working capital advances to affiliates incurred in the ordinary course of business) represented direct or indirect payments to (i) directors or officers of the Company or their associates, (ii) persons owning 10 percent or more of any class of equity securities of the Company or (iii) affiliates of the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. SELECTED FINANCIAL DATA

          The statement of operations data presented below for the years ended December 31, 1999 and 1998 and the balance sheet data presented below at December 31, 1999 and 1998 have been derived from the financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors. The statement of operations data for the years ended December 31, 1997, 1996 and 1995, and the balance sheet data at December 31, 1997, 1996 and 1995, have been derived from the financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                     YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------
                                       1999        1998        1997        1996        1995
                                     --------    --------    --------    --------    --------
                                               (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Product revenue ..................   $ 20,946    $ 21,526    $ 16,021    $ 11,022    $  6,296
Grant and other revenue ..........        749       1,444       2,212       2,216         921
Legal settlement .................         --         384          --          --          --
                                     --------    --------    --------    --------    --------
Total revenues ...................     21,695      23,354      18,233      13,238       7,217
Cost of goods sold ...............      8,134       9,896       8,063       6,127       4,360
                                     --------    --------    --------    --------    --------
Gross profit .....................     13,561      13,458      10,170       7,111       2,857
Research and development .........      8,526      11,488      10,533       9,456       8,871
Acquired research-related
     patents .....................        536          --          --          --          --
Selling, general and
     administrative ..............     16,226      19,683      15,877      15,688      11,687
Restructuring expense ............        918          --          --          --          --
                                     --------    --------    --------    --------    --------
Loss from operations .............    (12,645)    (17,713)    (16,240)    (18,033)    (17,701)
Gain on sale of Imaging
     business ....................      1,700          --          --          --          --
Gain on sale of French
     distributor .................        166          --          --          --          --
Gain on sale of investment .......        357          --          --          --          --
Interest income (expense), net ...        580         958        (636)       (148)         --
                                     --------    --------    --------    --------    --------
Net loss .........................   $ (9,842)   $(16,755)   $(16,876)   $(18,181)   $(17,701)
                                     ========    ========    ========    ========    ========
Net loss per basic and diluted
     common share (1).............   $  (1.00)   $  (1.91)   $ (15.89)   $ (17.18)   $ (16.72)
                                     ========    ========    ========    ========    ========
Shares used in computing net
     loss per basic and
     diluted share (1) ...........      9,859       8,753       1,062       1,058       1,058

                                                     DECEMBER 31,
                                -------------------------------------------------------
                                  1999       1998        1997        1996        1995
                                --------   --------    --------    --------    --------
                                                    (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents ....  $  4,818   $  4,517    $    669    $     48    $    247
Short-term investments .......     3,597     13,822          --          --          --
Marketable securities ........       622         --          --          --          --
Other receivables ............     1,963         --          --          --          --
Working capital (deficit) ....     9,064     17,098      (9,138)     (6,622)     (2,625)
Total assets .................    21,035     35,043      16,940      15,115      19,167
Note payable--BP Amoco .......        --         --       9,202       5,106          --
Long-term debt ...............        --        523          --          --          --

-----------

(1) Loss per share data presented in 1995 through 1996 assumes that the shares issued in connection with the 1996 recapitalization (see Note 14 of Notes to Consolidated Financial Statements for further discussion) were outstanding throughout the entire period 1995 through 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Vysis, Inc. ("Vysis" or the "Company") is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. Vysis currently markets six U.S. Food and Drug Administration ("FDA") or foreign cleared or approved clinical ("Clinical") products in addition to distributing over 275 Analyte Specific Reagent and research ("ASR/Research") products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 59 countries. The Company's wholly owned subsidiary, Gene-Trak Systems Industrial Diagnostics Corporation, manufactures and markets food testing kits based on Deoxyribonucleic Acid ("DNA") probes.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 AND 1998

          For the year ended December 31, 1999, total revenues were $21.7 million, a decrease of $1.7 million, or seven percent, from the prior year. 1999 product revenues decreased $0.6 million, or three percent, to $20.9 million, from $21.5 million in 1998 while grant and other revenue decreased $0.7 million, or 48 percent, as compared to 1998. In addition, the Company received $0.4 million of nonrecurring revenue during 1998 related to a litigation settlement agreement. The decrease in 1999 product revenue was attributable to a $3.4 million reduction in instrument product sales as a result of the Company selling its Quips cytogenetic imaging instrumentation ("Imaging") business during July 1999, which represented nearly all of its genetic instrument business. The $3.4 million decline in instrument revenues was partially offset by a $1.5 million, or 57 percent, increase in worldwide shipments of Clinical products, and a $1.0 million, or 12 percent, increase in worldwide shipments of ASR/Research products. The increase in Clinical sales was primarily due to sales in the U.S. of the Company's PathVysion-TM- HER-2 DNA Probe Kit that was approved by the FDA in December 1998 as well as a worldwide increase in the adoption rate of the Company's Clinical prenatal products. The Company believes the increase in ASR/Research sales was primarily due to a general increase in worldwide market demand for the products. The decrease in grant and other revenue was primarily due to the completion of two U.S. Department of Commerce research grants in February and July 1998.

          Cost of goods sold were $8.1 million for the year ended December 31, 1999, a decrease of $1.8 million, or 18 percent, from the prior year primarily as a result of the decline in the volume of the instrument products sold following the divestiture of the Imaging business during July 1999. As a percentage of product revenue, 1999 product gross profit increased to 61.2 percent as compared to 54.0 percent for 1998, primarily due to the Company's shift in focus to the higher margin Clinical and ASR/Research products. While 1999 product revenue decreased $0.6 million, the resulting product gross profit increased by $1.2 million, or 10 percent, to $12.8 million as compared to 1998, primarily due to the revenue growth in the higher margin Clinical and ASR/Research products.

          Research and development expense decreased to $8.5 million for the year ended December 31, 1999 from $11.5 million in the prior year. The $3.0 million decrease was primarily due to lower expenditures in software development, contract research and clinical trials as well as savings from the elimination of certain positions in connection with the Company's 1999 restructuring plans. During 1999 the Company incurred a nonrecurring charge of $0.5 million for the acquisition of certain research-related patents.

          Selling, general and administrative expense decreased to $16.2 million for the year ended December 31, 1999 from $19.7 million in the prior year. The $3.5 million decrease was due to a decrease of $1.6 million in selling expense primarily due to the reduction in the number of sales and marketing employees and related costs as a result of divesting the Imaging business and due to the elimination of certain positions as well as a $1.9 million decrease in general and administrative expense primarily due to lower litigation expense.

          During the year ended December 31, 1999, the Company completed restructuring plans that included the elimination of 25 employees at various levels throughout the Company, which resulted in a $0.9 million restructuring charge in 1999 for employee severance costs.

          As previously mentioned, the Company sold its Imaging business during July 1999 for a purchase price of $2.3 million plus additional consideration of $0.7 million for the purchase of certain Imaging component inventory, resulting in a gain of $1.7 million. On December 31, 1999, the Company sold its wholly-owned French distribution subsidiary for a purchase price of $1.3 million, resulting in a gain of $0.2 million. The gain on sale of investment for the year ended December 31, 1999 was $0.4 million that resulted from the $0.5 million sale of the Company's investment in Incyte Pharmaceuticals, Inc. common stock.

          Interest income decreased to $0.6 million for the year ended December 31, 1999, representing a $0.7 million decrease over the prior year as a result of the Company utilizing the proceeds from the February 10, 1998 Offering. Interest expense decreased to $0.1 million for 1999, representing a $0.3 million decrease from 1998 primarily due to the Company reducing its outstanding debt during 1999.

YEAR ENDED DECEMBER 31, 1998 AND 1997

          For the year ended December 31, 1998, total revenues increased to $23.3 million from $18.2 million for the year ended December 31, 1997, an increase of $5.1 million, or 28 percent. 1998 product revenues increased $5.5 million, or 34 percent, to $21.5 million from $16.0 million in 1997 while 1998 grant and other revenue decreased $0.7 million, or 35 percent, as compared to 1997. The product revenue increase in 1998 is primarily attributable to a $2.2 million, or 544 percent, increase in worldwide shipments of Clinical products and a $3.9 million, or 84 percent, increase in worldwide shipments of ASR/Research products offset by a $0.6 million, or 8 percent, decrease in United States shipments of genetic instrument products. The increase in Clinical sales was primarily the result of having a full year of selling the FDA approved AneuVysion assay. The increase in ASR/Research products was partially due to approximately $1.3 million of sales attributable to receiving Oncor, Inc.'s ("Oncor") non-oncology fluorescence IN SITU hybridization ("FISH") business as part of a settlement agreement ending a patent infringement suit brought by the Company, as exclusive licensee, and its licensor against Oncor. The decrease in instrument sales, which consists primarily of Quips cytogenetic imaging equipment including software, was the result of a general decline in overall market demand. For the year ended December 31, 1998, grant and other revenue decreased $0.7 million, or 35 percent, primarily due to the completion in 1998 of two United States Department of Commerce research grants that resulted in a $0.7 million decrease in 1998 as compared to 1997. In addition, the Company received during 1998 $0.4 million of nonrecurring revenue related to the previously mentioned settlement agreement with Oncor.

          Cost of goods sold increased to $9.9 million for the year ended December 31, 1998 from $8.1 million for 1997 as a result of the increase in the volume of products sold. As a percentage of product revenue, 1998 product gross profit increased to 54.0 percent as compared to 49.7 percent for 1997, primarily due to a better product mix as the aforementioned significant growth in the higher margin Clinical and ASR/Research products represented a higher percentage of the total business versus 1997. Instrument revenues carry significantly lower margins than the Clinical and ASR/Research products.

          Research and development expense increased to $11.5 million for the year ended December 31, 1998 from $10.5 million in the prior year. The $1.0 million increase is primarily due to an increase in research and development activities among all three of the Company's technology platforms.

          Selling, general and administrative expense increased to $19.7 million for the year ended December 31, 1998, representing a $3.8 million increase over 1997. This increase was the result of an increase of $3.0 million in selling expense primarily attributable to the hiring of additional sales personnel, expenses incurred to launch the Company's fourth quarter FDA approved PathVysion-TM- HER-2 product, an increase in bad debt expense associated with increased product revenues as well as a $0.8 million increase in general and administrative expenses incurred to manage the overall Company growth and expansion of operations.

          Interest income increased to $1.3 million for the year ended December 31, 1998, representing a $1.3 million increase over the prior year as a result of investment of the proceeds from the Company's February 10, 1998 initial public offering. Interest expense decreased to $0.4 million for 1998, representing a $0.2 million decrease primarily due to the Company no longer having a balance due to BP Amoco as it did through February 10, 1998 when it completed its Offering.

INCOME TAXES

          Prior to the completion of the Company's Offering, the results of operations were included in the consolidated income tax returns of BP Amoco; accordingly, the domestic net operating losses through February 10, 1998 have been utilized by BP Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income. Subsequent to the Offering, the Company has filed a separate federal income tax return. As the Company was in a loss position for the period February 11, 1998 through December 31, 1998 and for the year ended December 31, 1999, no federal provision is recorded. For state income taxes, the Company's results of operations will continue to be included with BP Amoco due to their 66 percent ownership interest in the Company in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in BP Amoco's unitary state tax returns as long as BP Amoco owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP Amoco requires BP Amoco to pay the Company the incremental tax savings, if any, received by BP Amoco as a result of including the Company's results of operations in such filings. The agreement also requires the Company to pay BP Amoco the incremental tax liability, if any, incurred by BP Amoco as a result of including the Company's results of operations in such filings. As a result of the Company's 1998 losses being included in BP Amoco's unitary state filings, the Company received during 1999 a $30,000 state tax benefit payment. For 1999, the Company has recorded an estimated state benefit of $25,000 from BP Amoco.

          A full valuation allowance has been provided for all deferred tax assets (net of liabilities) at December 31, 1999, as management does not consider realization of such amounts more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operating activities was $10.8 million, $14.6 million and $15.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cash used in operating activities primarily relates to ongoing operating losses as previously discussed above.

          Net cash provided by (used in) investing activities was $11.3 million, ($14.9) million and ($0.8) million for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 increase in cash provided by investing activities of $26.2 million resulted primarily from the proceeds from maturities of short-term investments, net of purchases of short-term investments, as well as the proceeds from the sale of the Imaging business and sale of investment. The 1998 increase in cash used in investing activities of $14.1 million as compared to 1997 resulted primarily from the purchase of short-term investments, net of proceeds from maturities, as a result of investing a portion of the proceeds from the Offering.

          Net cash flows (used in) provided by financing activities was ($0.1) million, $33.3 million and $16.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 decrease and 1998 increase of $33.4 million and $16.6 million, respectively, in cash provided by financing activities primarily resulted from the 1998 receipt of $32.1 million in net proceeds from the Offering and $1.1 million of long-term debt, net of repayments, partially offset by the reduced borrowings from BP Amoco. Such borrowings from BP Amoco ceased February 10, 1998, upon the completion of the Offering at which time the remaining $2.0 million note balance was repaid. Prior to the Offering, the Company financed its operations primarily through loans and capital contributions and expenses funded by BP Amoco.

          The Company has a minimum purchase commitment with an instrument manufacturer, which expires at December 31, 2000 and contains a remaining commitment of $0.4 million. The Company has entered into various license agreements pursuant to which it has been granted use of certain patented technologies. The agreements require the Company to pay royalties ranging from
0.5 percent to 17.7 percent on net sales of specified products, with certain minimum royalties due each year. As additional consideration for certain of the licenses, the Company is obligated to fund certain research of the licensors. Future minimum amounts due under all such agreements range from $1.3 million to $0.7 million per year for 2000 through 2004. See Note 13 of Notes to Consolidated Financial Statements.

          On December 31, 1999 the Company sold its wholly-owned French distribution subsidiary to Applied Genetics Services, Ltd. ("AGS") for a purchase price of $1.3 million. The Company will receive the purchase price in various cash installments during the period January through September 2000 and expects to eliminate approximately $0.8 million in annual selling expenses.

          At December 31, 1999, the Company had cash, cash equivalents and short-term investments of $8.4 million and an accumulated deficit of $58.5 million. Since its inception, the Company has experienced negative cash flows from operations. In order to preserve the Company's cash position and to reduce cash used in operating activities, the Company implemented during the first quarter of 1999 a restructuring plan that resulted in the elimination of 20 positions, including open positions, thereby reducing ongoing expenditures by approximately $1.6 million. In addition, the Company sold its investment in Incyte common stock for $0.5 million. During the third quarter of 1999 the Company sold its Imaging business to Applied Imaging Corp. ("AI") for total consideration of $3.0 million. Of the $3.0 million in total consideration, the Company has received $1.6 million in cash and 497,368 shares of AI common stock that was valued upon its receipt at $0.5 million. In addition, AI is obligated to pay in cash $0.1 million in January 2000, $0.5 million plus interest in July 2000 and $0.3 million plus interest in January 2001. Upon completion of the Imaging business sale, the Company refocused on its core technologies and during the fourth quarter eliminated 37 positions, including open positions as well as certain positions previously associated with the Imaging business, thereby reducing ongoing annual cash expenditures by approximately $2.7 million. At December 31, 1999, the Company paid all but $0.4 million of severance costs related to the 1999 restructuring plans.

          The Company believes that its current cash and short-term investment position, and the interest to be earned thereon, will be sufficient to fund the Company's operations through the end of year 2001. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's requirements for additional capital will depend on many factors, including growth in product revenues, payments received under potential collaborative agreements; the availability of government research grant payments; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; costs of product liability claims; and the development of manufacturing, sales and marketing capabilities. To the extent capital resources, including payments from existing and possible future collaborative agreements and grants, together with the net proceeds of the Offering are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative agreements on unattractive terms. The Company's inability to raise capital as and when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 will require the Company, to the extent it makes use of derivative financial instruments, to record them on the balance sheet at fair value. Changes of the fair value of derivatives will be recognized to earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," which postponed the effective date of SFAS 133 until calendar year 2001. The Company anticipates that due to its current non-use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's financial position or results of operations.

YEAR 2000 COMPLIANCE

          The Year 2000 issue was the result of computer programs having been written using two digits, rather than four, to define the applicable year. As a result, computer systems and/or software used by many companies in a very wide variety of applications could experience operating difficulties unless they were modified or upgraded to adequately process information involving, related to or dependent upon the four digit field.

          The Company evaluated the Year 2000 readiness of the software included within the products sold by the Company ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as manufacturing/facility related equipment and other systems that could impact the operations of the Company. This project evaluation consisted of the following phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement;
(iv) testing where necessary; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures.

          The Company completed the review of all of its Products and believes that all Products are Year 2000 compliant. With respect to IT Systems, the Company began implementing a plan during the first quarter of 1999 which has now been completed, and the Company believes its IT Systems are Year 2000 compliant.

          In the area of non-IT Systems, the Company relies, both domestically and internationally, upon various vendors, government agencies, research institutions, utility companies, telecommunications service companies, delivery service companies, and other material and service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations. The Company initiated formal communications with significant vendors to determine the extent of which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has requested that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond the Company's control. The Company has received and evaluated all of its responses and implemented appropriate contingency plans where the Company believed it was necessary. With respect to the manufacturing/facility related equipment and other systems, the Company has assessed all known equipment and systems and believes that they are Year 2000 compliant.

          The Company has incurred expenditures in connection with Year 2000 compliance issues aggregating approximately $250,000 of expenses and $50,000 of capitalized costs.

          At year end all systems were backed up and verified to be operational prior to the resumption of business after the new year. No Year 2000 issues were encountered. The Company has also not experienced any third party supplier issues. The Company remains alert to potential Year 2000 related issues that may occur in the future, but believes that there will be no material impact on operations, liquidity or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company's exchange rate risk is limited to its operations in England, Germany and France. The exchange rate risk is mitigated through local expenditures for the majority of their expenses. The Company's primary foreign currency exchange rate risk results from the foreign operations' intercompany purchases of inventory. The majority of the intercompany purchases are expected to be repaid in standard payment terms of 30 days. Sales throughout the rest of the world are denoted in U.S. dollars.
The Company does not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on its financial statements.
The net impact of foreign exchange activities on earnings was immaterial for the years ended December 31, 1999, 1998 and 1997. The foreign currency translation loss included in shareholders' equity resulting from the translation of the financial statements of the Company's international subsidiaries into U.S. dollars increased by $0.2 million in 1999 due to the strengthening of the U.S. dollar against the functional currency of the Company's international subsidiaries. Interest rate exposure is primarily limited to the $3.6 million of short-term investments owned by the Company.
Such securities are debt instruments which generate interest income for the Company on excess cash balances. The Company does not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments.

          The Company does not consider the present rate of inflation to have a significant impact on its business.

ITEM 8. FINANCIAL STATEMENTS

          The financial statements of the Company on pages 35 to 56 of this Form 10-K are indexed herein under Item 14(a)(1). See also the financial statement schedules appearing herein, as indexed under Item 14(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

          Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company, at which meeting the stockholders will vote upon the election of directors. The information under the captions "Election of Directors," "Ownership of Securities," "Executive Compensation and Related Information" and "Certain Relationships and Transactions" in such definitive Proxy Statement are incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     14(a)(1) CONSOLIDATED FINANCIAL STATEMENTS

          Set forth below is a listing of the Consolidated Financial Statements of the Company with reference to the page numbers in this Form 10-K at which such Statements are disclosed.

                                                                                               PAGE NUMBERS OF
                                                                                               THIS FORM 10-K
                                                                                               ---------------
Report of Management ........................................................................       32
Independent Auditors' Report ................................................................       33
Report of Independent Accountants ...........................................................       34
Consolidated Balance Sheets--December 31, 1999 and 1998 .....................................       35
Consolidated Statements of Operations for the Years Ended December 31, 1999,
      1998 and 1997 .........................................................................       36
Consolidated  Statements of  Comprehensive  Operations for the Years Ended December 31, 1999,
      1998 and 1997 .........................................................................       37
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
      December 31, 1999, 1998 and 1997 ......................................................       38
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
      1998 and 1997 .........................................................................       39
Notes to Consolidated Financial Statements ..................................................       40

     14(a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          The documents and schedules listed below are filed as part of this report:

                                                                                               PAGE NUMBER OF
                                                                                               THIS FORM 10-K
                                                                                               ---------------
Schedule II--Valuation and Qualifying Accounts ..............................................       57

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

     14(b) REPORTS ON FORM 8-K

          The Company did not file any Form 8-K reports during the fourth quarter of 1999.

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

          The Company's accompanying 1999 consolidated financial statements have been audited by Deloitte & Touche LLP, independent auditors, whose audit was made in accordance with generally accepted auditing standards. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate. The Independent Auditors' Report appears herein.

          The Board of Directors exercises its oversight responsibility for the consolidated financial statements through its Audit Committee, comprised of Directors who are not employees of the Company. To assure independence, Deloitte & Touche LLP has full and free access to the Audit Committee to discuss internal accounting control, auditing and financial reporting matters.



JOHN L. BISHOP                               ALFRED H. ELLSWORTH
President and Chief Executive Officer        Vice President, Finance

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Vysis, Inc.:

          We have audited the consolidated balance sheets of Vysis, Inc. (an indirect subsidiary of BP Amoco p.l.c.) and its subsidiaries (the "Company"), as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficit), and cash flows for the years then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The financial statements and financial statement schedule of the Company for the year ended December 31, 1997 were audited by other auditors whose report, dated March 13, 1998, expressed an unqualified opinion on those statements.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such 1999 and 1998 consolidated financial statements present fairly, in all material respects, the financial position of Vysis, Inc. (an indirect subsidiary of BP Amoco p.l.c.) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1999 and 1998 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Chicago, Illinois
March 10, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vysis, Inc.:

          In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and Item 14(a)(2) on pages 30 and 31 present fairly, in all material respects, the financial position of Vysis, Inc. (an indirect subsidiary of Amoco Corporation) and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Vysis, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements for any period subsequent to December 31, 1997.

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
March 13, 1998

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1999        1998
                                                                                    --------    --------
ASSETS
Current assets:
     Cash and cash equivalents ..................................................   $  4,818    $  4,517
     Short-term investments .....................................................      3,597      13,822
     Marketable securities ......................................................        622          --
     Accounts receivable, net ...................................................      3,093       6,106
     Other receivables ..........................................................      1,963          --
     Current portion of long-term lease receivables, net ........................         --         378
     Inventories ................................................................      2,012       2,487
     Other current assets .......................................................        503         782
                                                                                    --------    --------
         Total current assets ...................................................     16,608      28,092
Property and equipment, net .....................................................      2,986       3,879
Investment ......................................................................         --         562
Long-term lease receivables, net ................................................         --         626
Other assets ....................................................................      1,441       1,884
                                                                                    --------    --------
          Total assets ..........................................................   $ 21,035    $ 35,043
                                                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ..........................................   $     --    $    553
     Accounts payable and accrued liabilities ...................................      6,153       9,475
     Deferred revenue ...........................................................      1,391         966
                                                                                    --------    --------
          Total current liabilities .............................................      7,544      10,994
                                                                                    --------    --------

Long-term debt ..................................................................         --         523
                                                                                    --------    --------

Commitments and contingencies (Notes 13, 17 and 19)

Stockholders' equity:
     Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized:
         Series A; 6,200,000 shares designated; none issued and outstanding at
         December 31, 1999 and 1998 .............................................         --          --
         Series B; 553,126 shares designated; none issued and outstanding at
         December 31, 1999 and 1998 .............................................         --          --
     Common stock, $0.001 par value; 35,000,000 shares authorized; 9,945,346 issued and outstanding at December 31, 1999; 9,788,401 issued and
         outstanding at December 31, 1998 .......................................         10          10
     Additional paid-in capital .................................................     72,192      71,862
     Deferred compensation ......................................................         --         (81)
     Unrealized gain on investment ..............................................         93         462
     Cumulative translation adjustment ..........................................       (336)       (101)
     Accumulated deficit ........................................................    (58,468)    (48,626)
                                                                                    --------    --------
          Total stockholders' equity ............................................     13,491      23,526
                                                                                    --------    --------
          Total liabilities and stockholders' equity ............................   $ 21,035    $ 35,043
                                                                                    ========    ========


              See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------    --------    --------
Revenues:
     Product revenue .......................................... $ 20,946    $ 21,526    $ 16,021
     Grant and other revenue ..................................      749       1,444       2,212
     Legal settlement .........................................       --         384          --
                                                                --------    --------    --------
         Total revenues .......................................   21,695      23,354      18,233
Cost of goods sold ............................................    8,134       9,896       8,063
                                                                --------    --------    --------
Gross profit ..................................................   13,561      13,458      10,170
                                                                --------    --------    --------
Operating expenses:
     Research and development .................................    8,526      11,488      10,533
     Acquired research-related patents ........................      536          --          --
     Selling, general and administrative ......................   16,226      19,683      15,877
     Restructuring expense ....................................      918          --          --
                                                                --------    --------    --------
         Total operating expenses .............................   26,206      31,171      26,410
                                                                --------    --------    --------
Loss from operations ..........................................  (12,645)    (17,713)    (16,240)
Gain on sale of Imaging business ..............................    1,700          --          --
Gain on sale of French distributor ............................      166          --          --
Gain on sale of investment ....................................      357          --          --
Interest income ...............................................      648       1,337          --
Interest expense ..............................................      (68)       (379)       (636)
                                                                --------    --------    --------
Net loss ...................................................... $ (9,842)   $(16,755)   $(16,876)
                                                                ========    ========    ========
Basic and diluted net loss per share .......................... $  (1.00)   $  (1.91)   $ (15.89)
                                                                ========    ========    ========

Shares used in computing basic and diluted net loss per share .    9,859       8,753       1,062

              See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)

                                                          YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                      1999        1998        1997
                                                    --------    --------    --------
Net loss .........................................  $ (9,842)   $(16,755)   $(16,876)

Other comprehensive income (loss):
     Cumulative translation adjustment ...........      (235)        140        (257)
     Unrealized holding gain (loss) on investment        (12)       (115)        577
     Reclassification adjustment,
       realized gain on investment ...............      (357)         --          --
                                                    --------    --------    --------
         Total other comprehensive income (loss) .      (604)         25         320
                                                    --------    --------    --------
Comprehensive loss ...............................  $(10,446)   $(16,730)   $(16,556)
                                                    ========    ========    ========

              See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    1999        1998        1997
                                                                  --------    --------    --------
Convertible preferred stock:
     Beginning balance ........................................   $     --    $      7    $      6
     Issuance of Series B convertible preferred stock .........         --          --           1
     Conversion of Series A and Series B preferred stock to
         common stock .........................................         --          (7)         --
                                                                  --------    --------    --------
     Ending balance ...........................................         --          --           7
                                                                  --------    --------    --------
Common stock:
     Beginning balance ........................................         10           1           1
     Conversion of Series A and Series B preferred stock ......         --           5          --
     Conversion of note payable--BP Amoco .....................         --           1          --
     Issuance of common stock through initial public offering .         --           3          --
                                                                  --------    --------    --------
     Ending balance ...........................................         10          10           1
                                                                  --------    --------    --------
Additional paid-in capital:
     Beginning balance ........................................     71,862      30,396      17,555
     Expenses funded by stock issuance ........................        286          --          --
     Income tax benefit from BP Amoco .........................         --       1,126       7,451
     Deferred compensation ....................................        (57)         21         277
     Conversion of note payable--BP Amoco .....................         --       8,099       5,105
     Exercise of stock options ................................        101          81           8
     Net proceeds from initial public offering ................         --      32,139          --
                                                                  --------    --------    --------
     Ending balance ...........................................     72,192      71,862      30,396
                                                                  --------    --------    --------
Deferred compensation:
     Beginning balance ........................................        (81)       (206)        (90)
     Stock option grants ......................................         --         (21)       (277)
     Amortization .............................................         24         146         161
     Adjustments ..............................................         57          --          --
                                                                  --------    --------    --------
     Ending balance ...........................................         --         (81)       (206)
                                                                  --------    --------    --------
Unrealized gain (loss) on investment:
     Beginning balance ........................................        462         577          --
     Current year activity ....................................       (369)       (115)        577
                                                                  --------    --------    --------
     Ending balance ...........................................         93         462         577
                                                                  --------    --------    --------
Cumulative translation adjustment:
     Beginning balance ........................................       (101)       (241)         16
     Current year activity ....................................       (235)        140        (257)
                                                                  --------    --------    --------
     Ending balance ...........................................       (336)       (101)       (241)
                                                                  --------    --------    --------
Accumulated deficit:
     Beginning balance ........................................    (48,626)    (31,871)    (14,995)
     Net loss (post-recapitalization) .........................     (9,842)    (16,755)    (16,876)
                                                                  --------    --------    --------
     Ending balance ...........................................    (58,468)    (48,626)    (31,871)
                                                                  --------    --------    --------
Total stockholders' equity (deficit) ..........................   $ 13,491    $ 23,526    $ (1,337)
                                                                  ========    ========    ========

              See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       1999        1998        1997
                                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ....................................................   $ (9,842)   $(16,755)   $(16,876)
     Reconciliation of net loss to net cash used in
         operating activities:
         Depreciation and amortization ...........................      1,643       2,338       2,885
         Gain on sale of Imaging business ........................     (1,700)         --          --
         Gain on sale of French distributor ......................       (166)         --          --
         Gain on sale of investment ..............................       (357)         --          --
         Effect of changes in foreign currency ...................        136          --          --
         Write-off of goodwill ...................................         --         205          --
         Loss (gain) on disposition of assets ....................         10          --         (30)
         Stock compensation ......................................         24         146         161
         Changes in assets and liabilities:
              Accounts receivable ................................      1,534      (1,310)     (2,054)
              Inventories ........................................       (827)        223        (473)
              Other current assets ...............................        120         368        (336)
              Lease receivables ..................................        344      (1,004)         --
              Other assets .......................................        137        (208)         --
              Accounts payable and accrued liabilities ...........     (2,663)      1,009       1,380
              Deferred revenue ...................................        839         428         129
                                                                     --------    --------    --------
         Net cash used in operating activities ...................    (10,768)    (14,560)    (15,214)
                                                                     --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds, net of transaction-related expenditures, from
         sale of Imaging business ................................      1,388          --          --
     Proceeds, net of cash sold, from sale of French distributor .         28          --          --
     Proceeds from sale of investment ............................        457          --          --
     Proceeds from maturities of short-term investments ..........     30,671      14,310          --
     Purchases of short-term investments .........................    (20,447)    (28,132)         --
     Purchases of property and equipment .........................       (756)       (675)       (280)
     Proceeds from sale of property and equipment ................          4          --          30
     Increase in other assets ....................................        (79)       (368)       (557)
                                                                     --------    --------    --------
         Net cash provided by (used in) investing activities .....     11,266     (14,865)       (807)
                                                                     --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock ......................         --      32,142          --
     Increase in note payable--BP Amoco ..........................         --       1,665      15,697
     Expenses funded by stock issuance ...........................        286          --          --
     Expenses funded by BP Amoco .................................         --         294         956
     Loan repayment to BP Amoco ..................................         --      (2,000)         --
     Proceeds from long-term borrowings ..........................         --       1,488          --
     Principal payments on long-term borrowings ..................       (496)       (412)         --
     Proceeds from exercise of stock options .....................        101          81           8
                                                                     --------    --------    --------
         Net cash (used in) provided by financing activities .....       (109)     33,258      16,661
Effect of exchange rate changes on cash ..........................        (88)         15         (19)
                                                                     --------    --------    --------
Net increase in cash and cash equivalents ........................        301       3,848         621
Cash and cash equivalents at beginning of period .................      4,517         669          48
                                                                     --------    --------    --------
Cash and cash equivalents at end of period .......................   $  4,818    $  4,517    $    669
                                                                     ========    ========    ========

Interest paid ....................................................   $     68    $    248    $     --
                                                                     ========    ========    ========

              See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND ORGANIZATION

          Vysis, Inc. ("Vysis" or the "Company") is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. Vysis currently markets six U.S. Food and Drug Administration ("FDA") or foreign cleared or approved clinical ("Clinical") products in addition to distributing over 275 Analyte Specific Reagent and research ("ASR/Research") products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 59 countries. The Company's wholly owned subsidiary, Gene-Trak Systems Industrial Diagnostics Corporation, manufactures and markets food testing kits based on Deoxyribonucleic Acid ("DNA") probes.

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

          On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share, at a price of $12.00 per share (the "Offering"). The net proceeds of the Offering after deducting expenses were approximately $32.1 million. Concurrent with the consummation of the Offering, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP Amoco in exchange for a reduction of $8.1 million in the Company's note payable to BP Amoco. As of March 14, 2000, BP Amoco beneficially owned approximately 66 percent of the Company's outstanding Common Stock.

BASIS OF PRESENTATION

          The accompanying consolidated financial statements include those assets, liabilities, revenues and expenses directly attributable to the Company's operations. The Company's organization, capitalization and outstanding shares prior to a February 29, 1996 recapitalization, as described in Note 14, are not indicative of the Company's future structure.

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

                                   VYSIS, INC.

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

WARRANTY

          Estimated future warranty obligations related to certain products are provided by charges to cost of goods sold in the period in which the related revenue is recognized.

RESEARCH AND DEVELOPMENT EXPENDITURES

          Research and development costs are expensed as incurred and include certain amounts relating to grant revenues.

LOSS PER SHARE

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share also includes the impact of potential common shares during the period. No reconciliation is presented of basic and diluted net loss per share as potential common shares are antidilutive.

COMPREHENSIVE INCOME

          Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in interim and annual financial statements in the same prominence as other interim and annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in interim and annual financial statements. Other comprehensive earnings includes foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale and realized gains and losses on investment sales.

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

                                   VYSIS, INC.

MARKETABLE SECURITIES

          Marketable securities consist of common stock acquired in the sale of the Imaging business (see Note 9 for further discussion) that are classified as available-for-sale securities and recorded at current market value, with adjustments to stockholders' equity, net of income taxes.

INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are reassessed periodically to determine whether any potential impairment exists. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and anticipated future sales.

CAPITALIZED SOFTWARE COSTS

          Software development costs incurred subsequent to the establishment of technological feasibility are capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization of capitalized software development costs is the greater of the amount computed using (a) the ratio of current revenues to the total of current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product.

PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Equipment depreciation is provided on the straight-line basis over the expected useful lives of three to seven years. Leasehold improvements are depreciated over the shorter of their useful life or lease term. Significant improvements are capitalized and repairs and maintenance charges are expensed as incurred.

OTHER ASSETS

          Other assets include a capitalized license fee and goodwill which are carried at cost less accumulated amortization. Amortization expense is calculated on a straight-line basis over the estimated economic useful lives of the assets ranging from four to 17 years. The Company periodically reviews the recoverability of these assets based primarily upon future anticipated use of the assets and estimated future cash flows.

FINANCIAL INSTRUMENTS

          The carrying value of cash equivalents, investments, accounts receivable, lease receivables and accounts payable and debt approximates their fair value. Cash equivalents and short-term investments are primarily corporate debt securities with creditworthy corporations and U.S. government securities. With respect to accounts receivable and lease receivables, credit risk is generally limited due to the large number of organizations comprising the Company's customer base and their dispersion across different geographic locations. The Company maintains an allowance for potentially doubtful accounts based upon specific circumstances, historical trends and other information.

FOREIGN CURRENCY TRANSLATION

          The functional currency for the Company's foreign subsidiaries is the local currency. Translation from the applicable foreign currency to U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for the statements of operations using the average exchange rates in effect during the period. Gains or losses from such translations are accumulated in a separate component of stockholders' equity. Gains and

                                   VYSIS, INC.

losses resulting from foreign currency transactions are included in the results of operations and have not been significant.

STOCK-BASED COMPENSATION

          The Company recognizes stock-based compensation costs under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 will require the Company, to the extent it makes use of derivative financial instruments, to record them on the balance sheet at fair value. Changes of the fair value of derivatives will be recognized to earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," which postponed the effective date of SFAS 133 until calendar year 2001. The Company anticipates that due to its current non-use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's financial position or results of operations.

RECLASSIFICATIONS

          Certain amounts in fiscal 1998 and 1997 have been reclassified to conform to the fiscal 1999 presentation. These changes had no impact on previously reported net loss or stockholders' equity.

NOTE 2--RELATED PARTY TRANSACTIONS:

          The Company has received certain legal services, research and development support, and administrative support from BP Amoco and has paid for such services and support on an actual usage or pro rata basis. The amounts of these costs included in the consolidated statements of operations were as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                       1999      1998      1997
                                                       ----      ----      ----
          Research and development .................   $ --      $131      $ --
          Selling, general and administrative ......     --        --       182
                                                       ----      ----      ----
                                                       $ --      $131      $182
                                                       ====      ====      ====

          Management of the Company believes these costs are reasonable under the circumstances. These charges may not be indicative of the actual costs that would have been incurred if the Company had operated independently. In addition, during 1998 and 1997, BP Amoco paid on behalf of the Company certain expenses aggregating $32,000 and $138,000, respectively. In addition, during 1999 BP Amoco incurred $50,000 for consulting services on behalf of the

                                   VYSIS, INC.

Company for which the Company has not been charged. Prior to an initial public offering (the "Offering"--see Note 14), the Company also received cash advances to meet its working capital requirements and other capital assets from BP Amoco. For 1998 and 1997 such amounts consisted of advances of $1,665,000 and $15,697,000, respectively, under a note payable to BP Amoco. The notes payable to BP Amoco accrued interest at an annual rate of 7.5 percent that resulted in interest expense of $131,000 and $636,000 for the years ended December 31, 1998 and 1997, respectively. Concurrent with the consummation of the Offering (see
Note 14), the Company converted $8.1 million of the Note Payable-BP Amoco into 675,000 shares of Common Stock and repaid the remaining note balance of $2.0 million.

          The Company entered into a tax sharing agreement with BP Amoco, effective January 1, 1996, which provides for a capital contribution to the Company in an amount approximating the tax effect of including the Company's results of operations prior to the Offering in BP Amoco's consolidated federal tax return. Under this agreement, $1,126,000 and $7,451,000 were recorded as contributed capital and a related reduction of the note payable to BP Amoco during 1998 and 1997, respectively. For state income taxes, the Company's results of operations will continue to be included with BP Amoco's state returns, due to its 66 percent ownership interest in the Company, in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in BP Amoco's unitary state tax returns as long as BP Amoco owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP Amoco requires BP Amoco to pay the Company the incremental tax savings, if any, received by BP Amoco as a result of including the Company's results of operations in such filings. The agreement also requires the Company to pay BP Amoco the incremental tax liability, if any, incurred by BP Amoco as a result of including the Company's results of operations in such filings. As a result of the Company's 1998 losses being included in BP Amoco's unitary state filings, the Company received during 1999 a $30,000 state tax benefit payment. For 1999, the Company has recorded an estimated state tax benefit of $25,000 from BP Amoco. See Note 12 for further discussion of the income taxes.

NOTE 3--COMPOSITION OF BALANCE SHEET COMPONENTS:

          Accounts receivable consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                            ---------------------
                                                             1999           1998
                                                            -------        ------
          Accounts receivable ...........................   $ 4,324        $7,046
          Less:  allowance for doubtful accounts ........    (1,231)         (940)
                                                            -------        ------
                                                            $ 3,093        $6,106
                                                            =======        ======

          Inventories consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                            ----------------------
                                                             1999            1998
                                                            ------          ------
          Raw materials and supplies ....................   $1,136         $   900
          Finished goods ................................      876           1,587
                                                            ------          ------
                                                            $2,012          $2,487
                                                            ======          ======

          Property and equipment consisted of the following (in thousands):

                                   VYSIS, INC.

                                                                 DECEMBER 31,
                                                            ----------------------
                                                              1999           1998
                                                            -------        -------
          Construction-in-progress ......................   $   239        $    --
          Leasehold improvements ........................     2,398          2,386
          Equipment, furniture and fixtures .............     9,081          9,314
                                                            -------        -------
                                                             11,718         11,700
          Less:  accumulated depreciation ...............    (8,732)        (7,821)
                                                            -------        -------
                                                            $ 2,986        $ 3,879
                                                            =======        =======

          Other assets consisted of the following (in thousands):

                                                                      DECEMBER 31,
                                                                 ---------------------
                                                                  1999           1998
                                                                 ------         ------
          License fees (net of accumulated amortization of
            $485 and $397 in 1999 and 1998, respectively) ....   $1,100         $1,211
          Long-term receivable ...............................      258             --
          Software  development costs (net of accumulated
            amortization of $6 and $841 in 1999 and 1998,
            respectively).....................................       74            549
          Prepaid expenses ...................................        9            124
          Goodwill (net of accumulated amortization of $457
            in 1998)..........................................       --             --
                                                                 ------         ------
                                                                 $1,441         $1,884
                                                                 ======         ======

          Accounts payable and accrued liabilities consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                       ---------------------
                                                        1999           1998
                                                       ------         ------
          Trade accounts payable................       $1,118         $3,435
          Employee related costs................        1,182          1,169
          Other taxes payable...................        1,218            807
          Accrued rent..........................          934          1,020
          Accrued professional fees.............          783          2,059
          Other.................................          918            985
                                                       ------         ------
                                                       $6,153         $9,475
                                                       ======         ======

NOTE 4--LEASE RECEIVABLES AND LONG-TERM DEBT:

          The Company sold on December 31, 1999 its wholly-owned French distribution subsidiary, as further described in Note 10. This former subsidiary previously entered into certain sales-type leasing transactions with customers. In order to comply with local regulations with respect to such leasing transactions, the former subsidiary borrowed money and assigned to the lender a security interest in the lease receivables and related equipment. The debt is payable over a three year period in monthly or quarterly installments and bears interest at rates ranging from 6.4 percent to 9.5 percent. As a result of the sale of the French subsidiary, which included transferring to the buyer the lease receivables as well as the long-term debt, there are no lease receivables and long-term debt as of December 31, 1999. The components of net lease receivables at December 31, 1998 are as follows (in thousands):

                                   VYSIS, INC.

          Gross lease receivables .......................   $1,397
          Unearned income ...............................      (43)
          Allowance for doubtful accounts ...............     (350)
                                                            ------
                                                            $1,004
                                                            ======

NOTE 5--CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS CLASSIFIED AS HELD TO
MATURITY:

         Cash equivalents and short-term investments are classified as held to maturity, are carried at amortized cost and are summarized as follows (in thousands):

                                                                      DECEMBER 31, 1999
                                                   ---------------------------------------------------
                                                                         UNREALIZED             FAIR
                                                   AMORTIZED COST        GAIN (LOSS)            VALUE
                                                   --------------     -----------------         ------
         U.S. government agencies ................      $2,727               $(11)              $2,716
         Corporate debt securities ...............       2,770                  1                2,771
                                                        ------               ----               ------
                                                        $5,497               $(10)              $5,487
                                                        ======               ====               ======

                                                                      DECEMBER 31, 1998
                                                   ---------------------------------------------------
                                                                         UNREALIZED             FAIR
                                                   AMORTIZED COST           LOSS                VALUE
                                                   --------------     -----------------       --------
         U.S. government agencies ................     $ 3,679              $  (1)            $  3,678
         Corporate debt securities ...............      14,002                (14)              13,988
                                                       -------               ----              -------
                                                       $17,681               $(15)             $17,666
                                                       =======               ====              =======

         A summary of securities classified as held to maturity at December 31, 1999 are as follows (in thousands):

                      DUE IN                     AMORTIZED COST            FAIR VALUE
                      ------                     --------------            ----------
                      1-90 Days ................     $1,900                   $1,901
                      91-180 Days ..............      3,212                    3,211
                      181-270 Days .............        385                      375
                                                     ------                   ------
                                                     $5,497                   $5,487
                                                     ======                   ======

NOTE 6--LEGAL SETTLEMENT:

         During 1998, the Company recognized a $384,000 nonrecurring gain with respect to a settlement agreement which ended a patent infringement suit brought by the Company, as exclusive licensee, and its licensor.

NOTE 7--ACQUIRED RESEARCH-RELATED PATENTS:

         During July 1999, the Company acquired Aprogenex, Inc.'s intellectual property portfolio for $250,000 plus the issuance of 80,291 shares of the Company's Common Stock for a total value of $536,000. The intellectual property portfolio included 12 United States patents which primarily relate to diagnostic assays using the identification of fetal cells in maternal blood. The Company has expensed the entire value of the acquired portfolio as the Company's research has not yet established that the assays utilizing these patents has sufficient diagnostic capability and the Company is not currently allocating significant research expenditures to this area.

                                   VYSIS, INC.

NOTE 8--RESTRUCTURING:

          During 1999, the Company completed restructuring plans that included the elimination of 25 employees at various levels throughout the Company, which resulted in a $918,000 restructuring charge in 1999 for employee severance costs. At December 31, 1999, the Company had paid all but $360,000 of such costs.

NOTE 9--GAIN ON SALE OF THE IMAGING BUSINESS:

          During July 1999, the Company sold its Quips cytogenetic imaging instrumentation ("Imaging") business, which represented nearly all of the Company's current genetic instrument product line, to Applied Imaging Corp. ("AI") for a purchase price of $2,278,000 plus additional consideration of $749,000 for the purchase of certain Imaging component inventory, resulting in a gain of $1,700,000. Of the $3,027,000 in total consideration, the Company has received $1,620,000 in cash and 497,368 shares of AI common stock that was valued upon its receipt at $529,000. In addition, in accordance with the sale agreement, AI is obligated to pay in cash $128,000 in January 2000, $500,000 plus interest in July 2000, and $250,000 plus interest in January 2001. As of December 31, 1999, the marketable securities balance of $622,000 represents the market value of the common stock, and an unrealized gain of $93,000 has been included as a component of stockholders' equity.

NOTE 10--GAIN ON SALE OF FRENCH DISTRIBUTOR:

          On December 31, 1999, the Company sold its wholly-owned French distribution subsidiary to Applied Genetics Services, Ltd. for a purchase price of $1,272,000, resulting in a gain of $166,000. The Company will receive the purchase price in various cash installment amounts during the period January through September 2000.

NOTE 11--INVESTMENT:

          At December 31, 1998, the investment balance of $562,000 represented the market value of available-for-sale Incyte Pharmaceuticals, Inc. common stock with an unrealized gain of $462,000 included as a component of stockholders' equity. During 1999, the Company sold this investment for $457,000, resulting in a $357,000 realized gain on the sale.

NOTE 12--INCOME TAXES:

          Prior to the completion of the Offering (see Note 14), the Company's results of operations were included in the consolidated income tax returns of BP Amoco; accordingly, the Company's domestic net operating losses through February 10, 1998 have been utilized by BP Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income. Subsequent to the Offering, the Company has filed a separate federal income tax return. As the Company was in a loss position for the period February 11, 1998 through December 31, 1998 and for the year ended December 31, 1999, no federal provision is recorded. See Note 2 for discussion of state taxes and the tax sharing agreement with BP Amoco.

          The income tax effect of temporary differences comprising the deferred tax assets and liabilities is as follows (in thousands):

                                   VYSIS, INC.

                                                                    DECEMBER 31,
                                                                 ------------------
                                                                   1999       1998
                                                                 -------    -------
          Deferred tax assets:
               Patents .......................................   $    --    $   216
               Accrued rent ..................................       374        408
               Net operating loss carryforwards ..............     6,326      4,588
               Allowance for doubtful accounts ...............       286        382
               Inventory reserve .............................       133        174
               Accrued professional fees .....................       227        435
               Accrued severance .............................       185         --
               Accrued employee benefits .....................       141        147
               Deferred revenue ..............................       553        233
               Miscellaneous accruals ........................       621        353
               Deferred compensation .........................        --        150
                                                                 -------    -------
          Total deferred tax assets ..........................     8,846      7,086
          Valuation allowance ................................    (8,513)    (6,576)
                                                                 -------    -------
          Net deferred tax assets ............................       333        510
          Deferred tax liabilities:
               Accumulated depreciation, unrealized gain on
                 investment and software development costs ...      (333)      (510)
                                                                 -------    -------
          Net deferred tax assets ............................   $    --    $    --
                                                                 =======    =======

          The Company had net operating loss carryforwards of $17,960,000 at December 31, 1999, of which approximately $16,792,000 will expire at varying dates through 2014 and the remainder of which may be carried forward indefinitely.

          A full valuation allowance has been provided for all deferred tax assets net of liabilities as management does not consider realization of such amounts more likely than not.

NOTE 13--DEVELOPMENT AND LICENSE AGREEMENTS:

          The Company has entered into various license agreements pursuant to which it has been granted exclusive and non-exclusive licenses to certain patented technologies. The agreements require the Company to pay royalties ranging from 0.5 to 17.7 percent on net sales of specified products, with certain agreements requiring minimum royalties due each year. As additional consideration for certain of the licenses, the Company is obligated to fund certain research of the licensors. Future minimum amounts due for such licenses, minimum royalties and research funding are as follows (in thousands):

                             YEAR ENDING
                             DECEMBER 31,
                             ------------
                             2000...........................      $1,267
                             2001...........................       1,314
                             2002...........................       1,014
                             2003...........................         706
                             2004...........................         732
                                                                  ------
                                                                  $5,033
                                                                  ======

                                   VYSIS, INC.

NOTE 14--CAPITALIZATION:

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

NOTE 15--EMPLOYEE BENEFIT PLANS:

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

          Option activity under the 1996 Plan is summarized below:

                                   VYSIS, INC.

                                                                      NUMBER OF         WEIGHTED
                                                                        SHARES        AVERAGE PRICE
                                                                      ---------       -------------
          Options outstanding at December 31, 1996 .................   857,352            $0.58
          Granted ..................................................   162,007            $3.59
          Exercised ................................................    13,576            $0.53
          Surrendered or terminated ................................    54,064            $0.60
                                                                       -------
          Options outstanding at December 31, 1997 .................   951,719            $1.08
          Granted ..................................................    53,440            $5.81
          Exercised ................................................   112,143            $0.73
          Surrendered or terminated ................................    46,696            $1.40
                                                                       -------
          Options outstanding at December 31, 1998 .................   846,320            $1.40
          Granted ..................................................    50,158            $4.03
          Exercised ................................................    76,654            $1.32
          Surrendered or terminated ................................    80,212            $3.19
                                                                       -------
          Options outstanding at December 31, 1999 .................   739,612            $1.40
                                                                       =======

          Options exercisable at December 31, 1999 .................   649,097            $1.00
          Options available for future grant at December 31,
              1999 .................................................    43,417
          Weighted-average fair value of options granted
              during the year ended December 31, 1997 ..............     $2.69
          Weighted-average fair value of options granted
              below estimated fair value during the year
              ended December 31, 1997 ..............................     $3.54
          Weighted-average fair value of options granted
              during the year ended December 31, 1998 ..............     $2.92
          Weighted-average fair value of options granted
              during the year ended December 31, 1999 ..............     $3.47

          During 1997, the Company issued options under the 1996 Plan to employees to purchase 78,249 shares of Common Stock at an exercise price of $2.74 per share, exercisable through 2007. The Company recorded deferred compensation of $277,000 in connection with these options based upon differences between the estimated fair value of the underlying stock and the exercise price of the related options. During 1999 the employees originally granted these options left the Company and, as a result, deferred compensation was reduced by $57,000. During 1996, the Company issued options under the 1996 Plan to consultants to purchase 44,162 shares of Common Stock at an exercise price of $0.53 per share, exercisable through 2006. The Company recorded deferred compensation of $213,000 in connection with these options, based upon the difference between the estimated fair value of the services received and the exercise price of the options granted. The Company recognized $24,000, $146,000, and $161,000 as stock compensation expense during the years ended December 31, 1999, 1998 and 1997, respectively.

          During July 1998, the shareholders approved the adoption of the 1998 Long Term Incentive Plan ("the 1998 Plan"). A total of 1,500,000 shares of Common Stock have been authorized for issuance under the 1998 Plan, subject to anti-dilution and other adjustments. In general, under the 1998 Plan, incentive or non-qualified stock options may be granted at a price not less than 100 percent of the fair market value of the Common Stock on the date of grant. As implemented by the Company, options granted under the 1998 Plan vest either in accordance with the completion of certain performance milestones for which specific percentages of vesting are associated, or over four years with 50 percent vesting in the first year and the remaining 50 percent vesting ratably over the following three years; however, no vesting occurs until the Company has achieved two consecutive quarters of positive net earnings. Regardless of

                                   VYSIS, INC.

whether milestones or the profitability criteria are achieved for those options granted with milestones or the profitability criteria, the options fully vest upon the ninth anniversary of the grant date and expire within 10 years from the grant date.

          Option activity under the 1998 Plan is summarized below:

                                                                        NUMBER OF     WEIGHTED
                                                                         SHARES     AVERAGE PRICE
                                                                       ----------   -------------
          Granted ..................................................   1,039,000        $5.62
          Exercised ................................................          --           --
          Surrendered or terminated ................................          --           --
                                                                       ---------
          Options outstanding at December 31, 1998 .................   1,039,000        $5.62
          Granted ..................................................     674,900        $3.91
          Exercised ................................................          --           --
          Surrendered or terminated ................................     341,000        $5.59
                                                                       ---------
          Options outstanding at December 31, 1999 .................   1,372,900        $4.78
                                                                       =========

          Options exercisable at December 31, 1999 .................       1,500        $3.75
          Options  available for future grant at December 31,
              1999 .................................................     127,100
          Weighted-average fair value of options granted
              during the year ended December 31, 1998 ..............       $3.42
          Weighted-average fair value of options granted
              during the year ended December 31, 1999 ..............       $2.77

          During January 2000, the Board of Directors approved the immediate vesting of 242 and 1,500 unvested options as of December 31, 1999 under the 1996 and 1998 Plans, respectively, for former employees of the French distribution subsidiary that was sold on December 31, 1999 (see Note 10).

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

          During October 1998, the Company's Board of Directors approved, with Mr. Bartlett, Dr. Melmon and Mr. Williams abstaining from the vote, a grant of non-qualified stock options to each of Mr. Bartlett, Dr. Melmon and Mr. Williams, to purchase 5,000 shares of Common Stock at a price of $5.60 per share which was not less than 100 percent of the fair market value of the Common Stock on the date of grant. The options vest immediately upon grant and expire the earlier of one year after a Director ceases to be a Director of the Company, or 10 years after the grant date.

          During June 1999, the shareholders approved the adoption of the 1999 Outside Directors Stock Option Plan ("Directors Plan"). A total of 100,000 shares of Common Stock has been authorized for issuance under the Directors Plan, subject to anti-dilution and other adjustments. The Directors Plan provides that, on the date of an Outside Director's initial election to the Board of Directors, the Outside Director will receive an option to purchase 10,000 shares of Common Stock. In addition, the Directors Plan provides that each person who is an Outside Director at the close of the regular annual meeting of the Company's stockholders will receive an option to purchase 5,000 shares of Common Stock. Under the Directors Plan, options will be granted at a price equal to the fair market value of the Common Stock on the date of the grant. The options vest immediately upon grant and expire the earlier of one year after a Director ceases to be a Director of the Company, or 10 years after the grant date.

                                   VYSIS, INC.

          Option activity for the above grants and the Directors Plan is summarized below:

                                                             NUMBER OF     WEIGHTED
                                                              SHARES    AVERAGE PRICE
                                                             ---------  -------------
          Granted .........................................   15,000       $5.60
          Exercised .......................................       --          --
                                                              ------
          Options outstanding at December 31, 1998 ........   15,000       $5.60
          Granted .........................................   15,000       $3.75
          Exercised .......................................       --          --
                                                              ------
          Options outstanding at December 31, 1999 ........   30,000       $4.68
                                                              ======
          Options exercisable at December 31, 1999 ........   30,000       $4.68
          Weighted-average fair value of options granted
              during the year ended December 31, 1998 .....    $2.93
          Weighted-average fair value of options granted
              during the year ended December 31, 1999 .....    $3.54

          The following summarizes information about stock options outstanding at December 31, 1999:

                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                 -------------------------------          ------------------------------
                                                      WEIGHTED
                                                       AVERAGE            WEIGHTED
                                                      REMAINING            AVERAGE
             RANGE OF              NUMBER            CONTRACTUAL          EXERCISE             NUMBER
          EXERCISE PRICES        OUTSTANDING            LIFE                PRICE            EXERCISABLE
          ---------------        -----------         -----------          --------           -----------
          $0.53-$1.34               593,412               5.1               $0.56               582,194
          $2.74-$2.94               222,395               8.5               $2.74                28,653
          $3.06-$3.75               316,750               8.9               $3.75                16,500
          $5.38-$5.60               961,976               7.7               $5.60                31,854
          $6.63-$10.00               47,979               4.2               $7.01                21,396
                                  ---------                                                     -------
                                  2,142,512                                                     680,597
                                  =========                                                     =======

          The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The principal determinants of option pricing are: the estimated fair value of the Company's Common Stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were as follows:

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                           1999    1998    1997
                                           ----    ----    ----
          Expected volatility ..........   94.2%   82.0%   47.5%
          Risk free interest rate ......    6.0%    4.4%    6.4%
          Expected option life (years) .    6.7     6.9     7.0
          Dividend yield ...............      0       0       0

          The Company applies Accounting Principles Board Opinion No. 25 in accounting for its fixed stock option plan and, accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations for options granted and exercisable at their estimated fair value on the grant date. Had compensation cost been recognized based on fair value as of the grant dates as defined in SFAS No. 123, the Company's net loss would have

                                   VYSIS, INC.

increased by approximately $950,000, $396,000 and $100,000, or $0.10, $0.05 and
$0.09 per share basic and diluted, for the years ended December 31, 1999, 1998 and 1997, respectively.

          The Company also maintains the Vysis, Inc. Savings and Investment Plan (the "Savings Plan"), as amended, which allows for participant contributions pursuant to Section 401(k) of the Internal Revenue Code. Substantially all the Company's U.S. employees are eligible to participate in the Savings Plan and may contribute up to 17 percent of their eligible compensation to the Savings Plan. The Company made contributions to the Savings Plan of $203,000, $204,000 and $187,000 in 1999, 1998 and 1997, respectively.

NOTE 16--SEGMENT AND GEOGRAPHIC INFORMATION:

          The Company operates in two reportable business segments: genetic and food testing products. The genetics business develops, commercializes, manufactures and markets products that use nucleic acid probes for the evaluation and management of cancer, prenatal disorders and other genetic diseases. The food business manufactures and markets food testing kits based on DNA probes.

          The tables below present information (in thousands) about reported segments for the three years ended December 31, 1999:

                                              YEAR ENDED DECEMBER 31, 1999
                                              ----------------------------
                                              GENETICS     FOOD      TOTAL
                                              --------    ------   --------
          Revenues from external
             customers ....................   $ 18,718    $2,977   $ 21,695
          Interest income .................        648        --        648
          Interest expense ................         68        --         68
          Unusual income items, net* ......        769        --        769
          Depreciation and amortization ...      1,622        21      1,643
          Other non-cash items ............     (1,767)       --     (1,767)
          Segment loss ....................      9,702       140      9,842
          Segment assets ..................     20,374       661     21,035
          Additions to long-lived assets ..        778        57        835

          * Includes gain on sales of Imaging business, French distributor and investment, net of acquired research-related patents and restructuring expense.

                                              YEAR ENDED DECEMBER 31, 1998
                                              ----------------------------
                                              GENETICS     FOOD      TOTAL
                                              --------    ------   --------
          Revenues from external
             customers ....................   $20,348     $2,622   $22,970
          Legal settlement ................       384         --       384
          Interest income .................     1,337         --     1,337
          Interest expense ................       379         --       379
          Depreciation and amortization ...     2,320         18     2,338
          Other non-cash items ............       351         --       351
          Segment loss ....................    16,329        426    16,755
          Segment assets ..................    34,380        663    35,043
          Additions to long-lived assets ..     1,032         11     1,043

                                   VYSIS, INC.

                                              YEAR ENDED DECEMBER 31, 1997
                                              ----------------------------
                                              GENETICS     FOOD      TOTAL
                                              --------    ------   --------
          Revenues from external
             customers ....................   $ 15,707    $2,526   $ 18,233
          Interest expense ................        636        --        636
          Depreciation and amortization ...      2,817        68      2,885
          Other non-cash items ............        131        --        131
          Segment income (loss) ...........    (16,921)       45    (16,876)
          Segment assets ..................     16,129       811     16,940
          Additions to long-lived assets ..        830         7        837

          The Company's revenues by product line are as follows (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                              -----------------------------
                                                1999       1998      1997
                                              --------    -------  --------
          FDA/AFSSAPS approved clinical
             genetic testing products........ $  4,116    $ 2,616  $    406
          ASR/Research products..............    9,506      8,463     4,611
          Genetic instrument products........    3,268      6,650     7,232
          Genetic research grants and
             license revenue.................      749      1,444     2,212
          Distributed laboratory products....    1,079      1,175     1,246
          Food testing products..............    2,977      2,622     2,526
          Legal settlement...................       --        384        --
                                              --------    -------  --------
          Consolidated total revenues         $ 21,695    $23,354  $ 18,233
                                              ========    =======  ========

          The Company's revenues from external customers by geographic area based on the customer's location are as follows (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                              -----------------------------
                                                1999       1998      1997
                                              --------    -------  --------
          United States....................   $10,423    $ 9,884   $ 8,419
          Europe, Middle East and Africa...     8,766     11,212     7,867
          Other............................     2,506      2,258     1,947
                                              -------     ------   -------
          Consolidated total revenues......   $21,695    $23,354   $18,233
                                              =======    =======   =======

          All long-lived assets as of December 31, 1999 and 1998 are located within the United States, except for $284,000 and $307,000 of European long-lived assets, respectively.

          For the years ended December 31, 1999, 1998 and 1997, there were no revenues to individual customers that exceeded 10 percent of total revenues.

                                   VYSIS, INC.

NOTE 17--LEASE OBLIGATIONS:

          The Company operates in leased facilities and also leases certain manufacturing and other equipment. These leases generally require the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the Company's leases contain renewal clauses.

          Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                    YEAR ENDING DECEMBER 31,
                    2000..................................   $  879
                    2001..................................      807
                    2002..................................      878
                    2003..................................      691
                    2004..................................      623
                                                             ------
                                                             $3,878
                                                             ======

          Rental expense totaled $1,055,000, $932,000 and $669,000 in 1999, 1998 and 1997, respectively.

NOTE 18--GOODWILL WRITE-OFF:

          On April 3, 1996, the Company acquired all of the outstanding common stock of TechGen International Sarl ("TechGen") for $295,000. TechGen is a French distributor of chemical, biological, health and hygiene products and equipment, which was subsequently sold in December 1999 (see Note 10). The acquisition was accounted for under the purchase method of accounting. Accordingly, the cash paid of $295,000 and liabilities assumed of $711,000 were allocated to the tangible assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired of $457,000 has been assigned to goodwill and was being amortized using the straight-line method over a five year period. During 1998, the Company analyzed the undiscounted future cash flows from this product line and determined the cash flows would be less than the carrying value of the goodwill. As a result of the impairment, the Company wrote off during the year ended December 31, 1998 the remaining goodwill of $205,000 in selling, general and administrative expense.

NOTE 19--COMMITMENTS AND CONTINGENCIES:

          In August 1999 the Company settled a patent infringement claim brought by Gen-Probe, Incorporated ("Gen-Probe") against the Company and Amoco Corporation alleging infringement of certain patents owned by Gen-Probe and a claim of malicious prosecution brought by Gen-Probe against the Company and Amoco Corporation. The litigation settlement included an exchange of various patent licenses and immunities from suit between the parties. No material amounts of cash were paid or received by the Company upon completion of the settlement. At December 31, 1998, the Company had accrued estimated future legal costs related to that matter of $1.0 million. During 1999, the Company incurred legal costs of $744,000 related to that matter and, as a result, credited the remaining $256,000 to selling, general and administrative expenses.

          The Company is the defendant in a suit filed in U.S. District Court in San Diego, California, seeking a declaratory judgment of patent invalidity and damages for unfair competition brought by Gen-Probe. The complaint seeks a declaration that the Company's U.S. Patent No. 5,750,338 (the '338 patent) is invalid and not infringed by certain products for detecting the presence of hepatitis C virus (HCV) and human immunodeficiency virus (HIV) in blood specimens and an injunction restraining the Company from interfering with the manufacture, sale, license or use of Gen-Probe's products by Gen-Probe, its partners and customers among others. The Company granted Gen-Probe a royalty

                                   VYSIS, INC.

bearing license under the '338 patent as part of the August 1999 litigation settlement. The Company has not answered the complaint but has instead requested a stay of the proceedings pending clarification of certain matters concerning the '338 patent in the U.S. Patent Office. The Company has also requested summary dismissal of the unfair competition claim. The Company intends to defend the suit vigorously should its request for a stay be denied or, should the stay be granted, at such time as the stay is lifted. The Company further believes Gen-Probe's claim for damages is without merit. A loss of this suit would not limit the sales or marketing of any of the Company's present or planned products, but could result in the loss of revenue under the license granted to Gen-Probe and the loss of other licensing opportunities for the '338 patent. Although there can be no assurance as to the ultimate disposition of this matter, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of this matter will not have a material adverse effect on the Company's business, results of operations and financial condition.

          The Company has a minimum purchase commitment with an instrument manufacturer. The agreement expires at December 31, 2000 and contains a remaining commitment of $412,000.

          The Company has a $1.0 million line of credit secured by eligible accounts receivable. The line of credit is utilized for securing various standby letters of credit aggregating $164,000 at December 31, 1999.

NOTE 20--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                              MARCH 31             JUNE 30          SEPTEMBER 30         DECEMBER 31
                                           ----------------    ----------------    ----------------    ----------------
1999
Total revenues..............................   $ 5,444             $ 6,472             $ 4,039             $ 5,740
Gross profit................................     3,397               3,833               2,742               3,589
Net loss....................................    (3,498)             (2,798)             (1,989)             (1,557)
Basic and diluted loss per share............     (0.36)              (0.29)              (0.20)              (0.16)
1998
Total revenues..............................   $ 5,051             $ 7,066             $ 5,056             $ 6,181
Gross profit................................     2,990               4,253               2,815               3,400
Net loss....................................    (4,551)             (3,047)             (3,722)             (5,435)
Basic and diluted loss per share............     (0.79)              (0.31)              (0.38)              (0.56)

                                                                     SCHEDULE II

                                   VYSIS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                               DEDUCTIONS
                                          BALANCE AT                         DEDUCTIONS        DUE TO SALE       BALANCE AT
           DESCRIPTION OF                  BEGINNING                           DUE TO           OF FRENCH          END OF
       ALLOWANCE AND RESERVES              OF PERIOD         ADDITIONS       WRITE-OFFS        SUBSIDIARY          PERIOD
-------------------------------------    --------------     ------------    -------------     --------------    --------------
1999
Allowance for doubtful accounts             $1,290           $   653             $244               $468            $1,231
1998
Allowance for doubtful accounts                197             1,124               31                 --             1,290
1997
Allowance for doubtful accounts                156                82               41                 --               197

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VYSIS, INC.


Date:  March 30, 2000              By:  /s/ JOHN L. BISHOP
                                        ------------------------------
                                        Name: John L. Bishop
                                        TITLE: PRESIDENT AND CHIEF EXECUTIVE
                                        OFFICER

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

            SIGNATURES                             TITLE (CAPACITY)                   DATE
            ----------                             ----------------                   ----

                                        President, Chief Executive
       /s/ JOHN L. BISHOP                   Officer and Director                March 30, 2000
----------------------------------          (Principal Executive Officer
         John L. Bishop                     and Director)


                                        Vice President of Finance
       /s/ ALFRED H. ELLSWORTH              (Principal Financial Officer        March 30, 2000
----------------------------------          and Principal Accounting
         Alfred H. Ellsworth                Officer)


        /s/ EILEEN A. KAMERICK          Director                                March 30, 2000
----------------------------------
         Eileen A. Kamerick


         /s/ KENNETH L. MELMON          Director                                March 30, 2000
----------------------------------
          Kenneth L. Melmon


      /s/ ANTHONY J. NOCCHIERO          Director                                March 30, 2000
----------------------------------
        Anthony J. Nocchiero


      /s/ WALTER R. QUANSTROM           Director                                March 30, 2000
----------------------------------
        Walter R. Quanstrom


        /s/ FRANK J. SROKA              Director                                March 30, 2000
----------------------------------
          Frank J. Sroka

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                                                    DESCRIPTION OF DOCUMENT
-------------------    -----------------------------------------------------------------------------------------------
 **     2.1 (5)        Asset Purchase, License, and Distribution Agreement Between Vysis, Inc. and Applied Imaging
                       Corp. dated July 16, 1999.

        3.1.1 (1)      Certificate of Incorporation of Vysis, Inc. (formerly Framingham Development Company) filed
                       April 18, 1991.

        3.1.2 (1)      Certificate of Amendment of Certificate of Incorporation filed March 30, 1994.

        3.1.3 (1)      Certificate of Merger filed February 1, 1996.

        3.1.4 (1)      Certificate of Amendment of Certificate of Incorporation filed February 29, 1996.

        3.1.5 (1)      Certificate of Correction of Certificate of Amendment filed July 22, 1996.

        3.1.6 (1)      Certificate of Amendment of Certificate of Incorporation filed September 16, 1997.

        3.1.7 (1)      Certificate of Designations of Series B Preferred Stock, filed September 17, 1997.

        3.1.8 (1)      Certificate of Amendment of Certificate of Incorporation filed November 21, 1997.

        3.2 (3)        Amended and Restated Bylaws of Vysis, Inc.

        4.1 (1)        Form of Common Stock Certificate.

 *      10.1 (1)       Vysis, Inc. 1996 Stock Incentive Plan.

        10.2 (1)       Industrial Building Lease between American National Bank and Trust Company of Chicago and
                       Vysis, Inc. dated November 29, 1994.

        10.3 (1)       License Agreement for Chromosome Analysis Technology with Chromosome-Specific Probes between
                       ATC and The Regents of The University of California dated August 15, 1989, as amended
                       October 6, 1989; July 1, 1991; April 15, 1992; June 1, 1994; June 6, 1994; June 28, 1994;
                       July 1, 1994; September 1, 1994.

        10.4 (1)       Exclusive License Agreement between The Regents of The University of California and Imagenetics for
                       Inventions made in the field of Molecular Cytogenetics dated July 1, 1994.

        10.5 (1)       Option Agreement between The Regents of The University of California and Imagenetics for Inventions
                       made in the field of Molecular Cytogenetics dated July 1, 1994.

        10.6 (1)       Exclusive Option Agreement between Vysis and the University of California for the Glass
                       Chromosome.

        10.7 (1)       Exclusive License Agreement between the Regents of the University of California and Vysis,
                       Inc. for Molecular Cytogenetics Software dated June 1, 1995.

     EXHIBIT
     NUMBER                                                    DESCRIPTION OF DOCUMENT
-------------------    -----------------------------------------------------------------------------------------------

         10.8 (1)      Exclusive License Agreement between the Regents of The University of California and ATC dated
                       July 30, 1992, as amended, December 7, 1994.

         10.9 (1)      License Agreement between The Trustees of Columbia
                       University, The Salk Institute for Biological Studies and
                       Gene-Trak Systems dated October 7, 1988, as amended June
                       15, 1996.

         10.10 (1)     Research and License Agreement between Gene-Trak Inc. and Public Health Research Institute dated July 14, 1994 and Letter re: Research and License Agreement dated July 18, 1994.

         10.11 (1)     Exclusive Distributor Agreement between Vysis, Inc. and Fujisawa Pharmaceutical Co., Ltd.
                       dated July 31, 1995.

 **      10.12 (1)     Sublicense Agreement between Ciba Corning Diagnostics Corp. and Vysis, Inc. dated May 24,
                       1996.

         10.13         Intentionally omitted.

         10.14 (1)     Cooperation Agreement between the Company and Amoco Technology Company.

         10.15 (2)     Registration Rights Agreement between the Company and Amoco Technology Company.

         10.16 (1)     Amended and Restated Tax Allocation Agreement between the Company and Amoco Technology
                       Company.

 *       10.17         Amended and Restated Vysis, Inc. 1998 Long Term Incentive Plan

 *       10.18 (4)     1999 Outside Directors Stock Option Plan

 *       10.19         1998 Stock Option Agreement with Dr. Kenneth Melmon

         21.1          Subsidiaries of Vysis, Inc.

         23.1          Independent Auditors' Consent.

         23.2          Consent of Independent Accountants.

         27.1          Financial Data Schedule.

-----------

(1) Previously filed under the corresponding exhibit number in the Company's S-1 Registration Statement No. 333-38109 and incorporated herein by reference.

(2) Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(3) Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(4) Previously filed as Exhibit A to the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference.

(5) Previously filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

*    Management contract or compensatory plan or arrangement.

**   Confidential information contained in this Agreement has been omitted.