Form 10-Q
period 2000-03-31
VYSIS INC
filed 2000-05-04
CIK 1016794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         Number of shares of Common Stock, par value $.001 per share, outstanding as of April 26, 2000: 10,073,084

                                   VYSIS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                               PAGE
                          PART I: FINANCIAL INFORMATION                        ----
ITEM 1:  Financial Statements
           Consolidated Balance Sheets
              As of March 31, 2000 and December 31, 1999....................   2
           Consolidated Statements of Operations
              For the three months ended March 31, 2000 and 1999............   3
           Consolidated Statements of Comprehensive Operations
              For the three months ended March 31, 2000 and 1999............   4
           Consolidated Statements of Cash Flows
              For the three months ended March 31, 2000 and 1999............   5
           Notes to Consolidated Financial Statements.......................   6

ITEM 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  11

ITEM 3:  Quantitative and Qualitative Disclosure About Market Risk..........  15

                     PART II: OTHER INFORMATION

ITEM 1:  Legal Proceedings..................................................  16

ITEM 2:  Changes in Securities and Use of Proceeds..........................  17

ITEM 6:  Exhibits and Reports on Form 8-K...................................  17

SIGNATURE...................................................................  18

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                   VYSIS, INC.
                  (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     MARCH 31,         DECEMBER 31,
                                                                                       2000               1999
                                                                                  --------------     ---------------
ASSETS
Current assets:
     Cash and cash equivalents ...............................................       $  4,510            $  4,818
     Short-term investments ..................................................          3,258               3,597
     Marketable securities ...................................................          1,399                 622
     Accounts receivable, net ................................................          2,931               3,093
     Other receivables .......................................................          1,330               1,963
     Inventories .............................................................          2,105               2,012
     Other current assets ....................................................          1,172                 503
                                                                                  --------------     ---------------
         Total current assets ................................................         16,705              16,608
Property and equipment, net ..................................................          2,823               2,986
Other assets .................................................................          1,496               1,441
                                                                                  --------------     ---------------
         Total assets ........................................................       $ 21,024            $ 21,035
                                                                                  ==============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ................................       $  6,366            $  6,153
     Deferred revenue ........................................................          1,316               1,391
                                                                                  --------------     ---------------
         Total current liabilities ...........................................          7,682               7,544
                                                                                  --------------     ---------------

Long-term liability                                                                       250                  --
                                                                                  --------------     ---------------

Commitment and contingency (Note 12)

Stockholders' equity:
     Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized:
         Series A; 6,200,000 shares designated; none issued and
         outstanding at March 31, 2000 and December 31, 1999 .................             --                  --
         Series B; 553,126 shares designated; none issued and outstanding
         at March 31, 2000 and December 31, 1999 .............................             --                  --
     Common stock, $0.001 par value; 35,000,000 shares authorized;
         10,060,719 issued and outstanding at March 31, 2000; 9,945,346
         issued and outstanding at December 31, 1999 .........................             10                  10
     Additional paid-in capital ..............................................         72,444              72,192
     Unrealized gain on investment ...........................................            870                  93
     Cumulative translation adjustment .......................................           (445)               (336)
     Accumulated deficit .....................................................        (59,787)            (58,468)
                                                                                  --------------     ---------------
         Total stockholders' equity ..........................................         13,092              13,491
                                                                                  --------------     ---------------
         Total liabilities and stockholders' equity ..........................       $ 21,024            $ 21,035
                                                                                  ==============     ===============

               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                           -----------------------------------------
                                                                                 2000                    1999
                                                                           ----------------        -----------------
Revenues:
     Product revenue ..................................................        $ 4,950                 $ 5,283
     Grant and other revenue ..........................................            181                     161
                                                                           ----------------        -----------------
         Total revenues ...............................................          5,131                   5,444
Cost of goods sold ....................................................          1,239                   2,047
                                                                           ----------------        -----------------
Gross profit ..........................................................          3,892                   3,397
                                                                           ----------------        -----------------
Operating expenses:
     Research and development .........................................          1,809                   2,477
     Selling, general and administrative ..............................          3,511                   4,421
     Restructuring expense ............................................             --                     541
                                                                           ----------------        -----------------
         Total operating expenses .....................................          5,320                   7,439
                                                                           ----------------        -----------------
Loss from operations ..................................................         (1,428)                 (4,042)
Gain on sale of investment ............................................             --                     357
Interest income .......................................................            109                     220
Interest expense ......................................................             --                     (33)
                                                                           ----------------        -----------------
Net loss ..............................................................        $(1,319)                $(3,498)
                                                                           ================        =================
Basic and diluted net loss per share ..................................        $ (0.13)                $ (0.36)
                                                                           ================        =================

Shares used in computing basic and diluted net loss per share .........         10,007                   9,792

               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                           -------------------------------------
                                                                                2000                     1999
                                                                           ----------------        -------------
Net loss..................................................................     $(1,319)                $(3,498)

Other comprehensive income (loss):
     Cumulative translation adjustment....................................        (109)                   (283)
     Unrealized holding gain (loss) on investment.........................         777                    (105)
     Reclassification adjustment, realized gain on investment.............          --                    (357)
                                                                           ----------------        -------------
         Total other comprehensive income (loss)..........................         668                    (745)
                                                                           ----------------        -------------
Comprehensive loss........................................................     $  (651)                $(4,243)
                                                                           ================        =============


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------------
                                                                                  2000                     1999
                                                                            -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................................         $(1,319)                 $(3,498)
     Reconciliation of net loss to net cash used in operating
         activities:
         Depreciation and amortization .................................            377                       429
         Effects of changes in foreign currency ........................             10                        --
         Foreign currency exchange rate losses .........................             16                        --
         Gain on sale of investment ....................................             --                      (357)
         Stock compensation ............................................             --                        19
         Changes in assets and liabilities:
              Accounts receivable ......................................            206                       807
              Inventories ..............................................           (115)                     (209)
              Other current assets .....................................           (671)                     (481)
              Lease receivables ........................................             --                        58
              Other assets .............................................             10                        35
              Accounts payable and accrued liabilities .................            252                    (1,623)
              Deferred revenue .........................................            (75)                      (50)
                                                                            -----------------        -----------------
         Net cash used in operating activities .........................         (1,309)                   (4,870)
                                                                            -----------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds, net of cash sold, from French distributor ...............            651                         --
     Proceeds, net of transaction-related expenses, from sale of
         Imaging business ..............................................             39                         --
     Proceeds from maturities of short-term investments ................          3,585                     10,005
     Proceeds from sale of investment ..................................             --                        457
     Purchases of short-term investments ...............................         (3,244)                    (7,133)
     Purchases of property and equipment ...............................           (191)                      (125)
     Proceeds from sale of property and equipment ......................             23                         --
     Increase in other assets ..........................................            (53)                       (42)
                                                                            -----------------        -----------------
         Net cash provided by investing activities .....................            810                      3,162
                                                                            -----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from option plan exercises ...............................            125                         10
     Expenses funded by BP Amoco .......................................            115                         --
     Principal payments on long-term borrowings ........................             --                       (125)
                                                                            -----------------        -----------------
         Net cash provided by (used in) financing activities ...........            240                       (115)
Effect of exchange rate changes on cash ................................            (49)                       (36)
                                                                           -----------------        -----------------
Net decrease in cash and cash equivalents ..............................           (308)                    (1,859)
Cash and cash equivalents at beginning of period .......................          4,818                      4,517
                                                                           -----------------        -----------------
Cash and cash equivalents at end of period .............................        $ 4,510                    $ 2,658
                                                                           =================        =================

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

         On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share, at a price of $12.00 per share (the "Offering"). The net proceeds of the Offering after deducting expenses were approximately $32.1 million. Concurrent with the consummation of the Offering, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP Amoco in exchange for a reduction of $8.1 million in the Company's note payable to BP Amoco. As of April 26, 2000, BP Amoco beneficially owned approximately 66 percent of the Company's outstanding Common Stock.

NOTE 2--FINANCIAL INFORMATION:

         The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

         In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. Certain amounts in fiscal 1999 have been reclassified to conform to the fiscal 2000 presentation. These changes had no impact on previously reported results of operations or stockholders' equity. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for a full year.

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

NOTE 4--COMPOSITION OF BALANCE SHEET COMPONENT:

         Inventories consisted of the following (in thousands):


                                                            MARCH 31,     DECEMBER 31,
                                                             2000             1999
                                                         -------------    -------------
Raw materials and supplies..........................          $1,044        $1,136
Finished goods......................................           1,061           876
                                                         -------------    -------------
                                                              $2,105        $2,012
                                                         =============    =============

NOTE 5--CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS CLASSIFIED AS HELD TO
MATURITY:

         Cash equivalents and short-term investments are classified as held to maturity, are carried at amortized cost and are summarized as follows (in thousands):

                                                                MARCH 31, 2000
                                                   -----------------------------------------
                                                                     UNREALIZED      FAIR
                                                   AMORTIZED COST       LOSS         VALUE
                                                   --------------    ----------    ---------
U.S. government agencies .........................       $1,237         $ (3)        $1,234
Corporate debt securities.........................        5,468           --          5,468
                                                   --------------    ----------    ---------
                                                         $6,705         $ (3)        $6,702
                                                   ==============    ==========    =========

                                                                    DECEMBER 31, 1999
                                                   ---------------------------------------------------
                                                                       UNREALIZED             FAIR
                                                   AMORTIZED COST      GAIN (LOSS)            VALUE
                                                   --------------    ----------------    -------------
U.S. government agencies..........................    $2,727             $(11)              $2,716
Corporate debt securities.........................     2,770                1                2,771
                                                   --------------    ----------------    -------------
                                                      $5,497             $(10)              $5,487
                                                   ==============    ================    =============

         A summary of securities classified as held to maturity at March 31, 2000 are as follows (in thousands):


        DUE IN                            AMORTIZED COST         FAIR VALUE
        ----------------------------    ----------------     --------------
        1-90 Days.....................        $3,449                $3,449
        91-180 Days...................         3,256                 3,253
                                        ----------------     --------------
                                              $6,705                $6,702
                                        ================     ==============

NOTE 6--GAIN ON SALE OF FRENCH DISTRIBUTOR:

        On December 31, 1999, the Company sold its wholly-owned French distribution subsidiary to Applied Genetics Services, Ltd. for a French franc purchase price the equivalent of $1,272,000 in U.S. dollars as of December 31, 1999, resulting in a gain of $166,000. At March 31, 2000, the Company has received $651,000 and recorded a loss on foreign currency transactions of $55,000. The Company and its foreign subsidiaries will receive by the end of May 2000 the final payments in French francs aggregating the equivalent of $464,000 in U.S. dollars as of March 31, 2000.

NOTE 7--RELATED PARTY TRANSACTION:

        During the three months ended March 31, 2000, the Company received certain consulting services provided for and paid by BP Amoco valued at $115,000. The Company has recorded the benefit of these services as a capital contribution with a corresponding charge to selling, general and administrative expense.

NOTE 8--RESTRUCTURING:

        During 1999, the Company completed two restructuring plans that included the elimination of 25 employees in total at various levels throughout the Company, which resulted in an aggregate restructuring charge of $918,000 in 1999 for employee severance costs, of which $514,000 was recorded during the restructuring plan implemented during the first quarter of 1999. At March 31, 2000, the Company had paid all but $122,000 of the $918,000 of 1999 charges.

NOTE 9--GAIN ON SALE OF THE IMAGING BUSINESS:

         During July 1999, the Company sold its Quips cytogenetic imaging instrumentation ("Imaging") business, which represented nearly all of the Company's current genetic instrument product line, to Applied Imaging Corp. ("AI") for a purchase price of $2,278,000 plus additional consideration of $749,000 for the purchase of certain Imaging component inventory, resulting in a gain of $1,700,000. Of the $3,027,000 in total consideration, the Company has received $1,718,000 in cash and 497,368 shares of AI common stock that was valued upon its receipt at $529,000. In addition, in accordance with the sale agreement, AI is obligated to pay in cash $30,000 currently, $500,000 plus interest in July 2000, and $250,000 plus interest in January 2001. As of March 31, 2000, the marketable securities balance of $1,399,000 represents the market value of the common stock, and an unrealized gain of $870,000 has been included as a component of stockholders' equity.

NOTE 10--GAIN ON SALE OF INVESTMENT:

         During the first quarter of 1999, the Company sold its available-for-sale investment of Incyte Pharmaceuticals, Inc. ("Incyte") common stock for $457,000, resulting in a gain on the sale of $357,000.

NOTE 11--SEGMENT AND GEOGRAPHIC INFORMATION:

         The Company operates in two reportable business segments: genetic and food testing products. The genetics business develops, commercializes, manufactures and markets products that use nucleic acid probes for the evaluation and management of cancer, prenatal disorders and other genetic diseases. The food business manufactures and markets food testing kits based on DNA probes.

         The tables below present information (in thousands) about reported segments for the three months ended March 31, 2000 and 1999:


                                                               MARCH 31, 2000
                                                   ---------------------------------------
                                                      GENETICS        FOOD        TOTAL
                                                   ------------    -----------   ---------
Revenues from external
  customers.........................................  $ 4,412         $719       $ 5,131
Segment income (loss)...............................   (1,339)          20        (1,319)
Segment assets......................................   20,270          754        21,024


                                                                   MARCH 31, 1999
                                                   -----------------------------------------
                                                      GENETICS        FOOD         TOTAL
                                                   ------------    -----------   -----------
Revenues from external
  customers........................................   $ 4,745         $699       $ 5,444
Segment loss.......................................     3,487           11         3,498
Segment assets.....................................    28,159          688        28,847

         The Company's revenues by product line for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------
                                                                        2000                   1999
                                                                  ------------------    -------------
FDA/ADM approved clinical genetic testing products..............       $1,297               $   881
ASR/Research genetic testing products...........................        2,642                 2,077
Genetic instrument products.....................................          292                 1,468
Genetic research grants and license revenue.....................          181                   161
Distributed laboratory products.................................           --                   158
Food testing products...........................................          719                   699
                                                                  ------------------    -------------
Consolidated total revenues.....................................       $5,131                $5,444
                                                                  ==================    =============

         The Company's revenues by geographic area based on location of customers are as follows (in thousands):

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------------
                                                                        2000                   1999
                                                                  ------------------    ------------
United States....................................................      $2,612                $2,506
Europe, Middle East and Africa...................................       1,888                 2,324
Other............................................................         631                   614
                                                                  ------------------    ------------
Consolidated total revenues......................................      $5,131                $5,444
                                                                  ==================    ============

NOTE 12--COMMITMENT AND CONTINGENCY:

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

         The Company expects to answer the complaint and to defend the suit vigorously. The Company further believes Gen-Probe's claim for damages is without merit. A loss of this suit would not limit the sales or marketing of any of the Company's present or planned products, but could result in the loss of revenue under the license granted to Gen-Probe and the loss of other licensing opportunities for the `338 patent. Although there can be no assurance as to the ultimate disposition of this matter, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of this matter will not have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company has a minimum purchase commitment with an instrument manufacturer. The agreement expires at December 31, 2000 and contains a remaining commitment of $412,000.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as well as the financial statements of the Company and notes thereto. This Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar expressions. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in or implied by these statements. These risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by the forward-looking statements, include: the market acceptance of the Company's clinical products; the extent to which the clinicians or laboratories performing procedures with the Company's products are able to obtain third-party reimbursement; the ability of the Company to successfully market and sell its clinical products, other products and equipment; competition; compliance by the Company with regulatory requirements and the timely receipt of necessary governmental approvals; the Company's ability to manufacture products in sufficient quantities; the Company's ability to maintain intellectual property protection for its proprietary products, to defend its existing intellectual property rights from challenges by third parties, and to avoid infringing intellectual property rights of third parties; product liability claims; the success of the Company's collaborators and licensees; and the Company's cost control efforts.

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

RESULTS OF OPERATIONS

         For the three months ended March 31, 2000, total revenues were $5.1 million, a decrease of $0.3 million, or six percent, from the prior year. For the three months ended March 31, 2000, product revenues decreased $0.3 million, or six percent, to $5.0 million, from $5.3 million in 1999 while grant and other revenue of $0.2 million was unchanged from the prior year quarter. The decrease in 2000 product revenue was primarily attributable to a $1.2 million reduction in instrument product sales as a result of the Company selling its Quips cytogenetic imaging instrumentation ("Imaging") business during July 1999, which represented nearly all of its genetic instrument business. In addition, product revenue decreased by $0.2 million in distributed laboratory products resulting from the Company's December 1999 sale of its French distribution operations, which included the entire distributed laboratory product line. The $1.4 million decline in instrument and distributed laboratory product revenues was partially offset by a $0.4 million, or 47 percent, increase in worldwide shipments of Clinical products, and a $0.6 million, or 27 percent, increase in worldwide shipments of ASR/Research products. The increase in Clinical sales was primarily due to growth in the U.S. adoption rate of the Company's PathVysion(TM) breast cancer product and AneuVysion-Registered Trademark- prenatal product. The increase in ASR/Research sales was primarily due to a general increase in worldwide market demand for the products.

         Cost of goods sold were $1.2 million for the three months ended March 31, 2000, a decrease of $0.8 million, or 39 percent, from the prior year quarter primarily as a result of the decline in the volume of the instrument products sold following the divestiture of the Imaging business during July 1999. As a percentage of product revenue, 2000 product gross profit increased to 75 percent for the first quarter of 2000 as compared to 61 percent for the prior year quarter due to the Company's shift in focus to the higher margin Clinical and ASR/Research products. While product revenue for the first quarter of 2000 decreased $0.3 million, the resulting product gross profit increased by $0.5 million, or 15 percent, to $3.7 million as compared to 1999 due to the revenue growth in the Company's higher margin products.

         Research and development expense, including clinical trial costs, decreased to $1.8 million for the three months ended March 31, 2000 from $2.5 million in the prior year quarter. The $0.7 million decrease was due to lower general research and development expenditures of $0.9 million primarily related to reduced salaries and contract research expenses resulting from the Company's 1999 restructuring plans which included the elimination of certain positions primarily related to the deferral of research and development on the Company's Molecular Lawn platform and the divestiture of the Imaging business. The $0.9 million decrease in general research and development was partially offset by an increase of $0.2 million related to additional clinical trial expenses associated with the Company's bladder cancer product.

         Selling, general and administrative expense decreased to $3.5 million for the three months ended March 31, 2000 from $4.4 million in the prior year quarter. The $0.9 million decrease was due to a decrease of $1.2 million in selling expense primarily due to the reduction in the number of sales and marketing employees and related costs as a result of divesting the Imaging business and due to the elimination of certain positions, partially offset by a $0.3 million increase in general and administrative expense primarily due to higher litigation expense.

         During the first quarter of 1999, the Company implemented the first of two restructuring plans in 1999. During the first quarter of 1999, the Company eliminated 20 positions at various levels throughout the Company, which resulted in a $0.5 million restructuring charge for employee severance costs.

        The gain on the sale of investment for the three months ended March 31, 1999 was $0.4 million that resulted from the $0.5 million sale of the Company's investment in Incyte common stock.

        Interest income was $0.1 million for the three months ended March 31, 2000, a $0.1 million decrease from the prior year quarter. The decrease is the result of the Company utilizing the proceeds from its February 10, 1998 Offering.

INCOME TAXES

         Prior to the completion of the Company's Offering, the results of operations were included in the consolidated income tax returns of BP Amoco; accordingly, the domestic net operating losses through February 10, 1998 have been utilized by BP Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income. Subsequent to the Offering, the Company has filed a separate federal income tax return. As the Company was in a loss position for the three months ended March 31, 1999 and 2000, no federal provision is recorded. For state income taxes, the Company's results of operations will continue to be included with BP Amoco, due to its 66 percent ownership interest in the Company, in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in BP Amoco's unitary state tax returns as long as BP Amoco owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP Amoco requires BP Amoco to pay the Company the incremental tax savings, if any, received by BP Amoco as a result of including the Company's results of operations in such filings. The agreement also requires the Company to pay BP Amoco the incremental tax liability, if any, incurred by BP Amoco as a result of including the Company's results of operations in such filings. As a result of BP Amoco's apportionment factors combined with minimal U.S. based tax losses, the Company has not recorded any state tax benefit for the three months ended March 31, 2000. For state income taxes in non-unitary states, the Company has not recorded any benefit as a result of its loss position.

         A full valuation allowance has been provided for all deferred tax assets (net of liabilities) at March 31, 2000 as management does not consider realization of such amounts more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities for the three months ended March 31, 2000 was $1.3 million, a decrease of $3.6 million over the prior year quarter, driven primarily by the $2.2 million reduction in operating losses and the $1.1 million reduction in working capital requirements during the first quarter of 2000 as compared to the prior year quarter.

        Net cash provided by investing activities for the three months ended March 31, 2000 was $0.8 million, resulting primarily from $0.7 million in proceeds from the sale of the French distribution subsidiary. During the prior year quarter, the $3.2 million of net cash flows provided by investing activities resulted primarily from the proceeds from the maturities of short-term investments, net of purchases, and from the sale of the Incyte investment.

        Net cash provided by financing activities for the three months ended March 31, 2000 was $0.2 million, an increase of $0.4 million from the prior period primarily due to the elimination of debt payments and the increase in proceeds from stock option exercises as well as the contribution of certain services provided by BP Amoco.

         At March 31, 2000, the Company had cash, cash equivalents and short-term investments of $7.8 million and an accumulated deficit of $59.8 million. Since its inception, the Company has experienced negative cash flows from operations. In order to preserve the Company's cash position and to reduce cash used in operating activities, the Company implemented during the first quarter of 1999 a restructuring plan that resulted in the elimination of 20 positions, including open positions, thereby reducing ongoing expenditures by approximately $1.6 million. During the third quarter of 1999 the Company sold its Imaging business to Applied Imaging Corp. ("AI") for total consideration of $3.0 million. Of the $3.0 million in total consideration, the Company has received $1.7 million in cash and 497,368 shares of AI common stock that was valued upon its receipt at $0.5 million. At March 31, 2000, the market value of those securities is $1.4 million. In addition, AI is obligated to pay in cash $0.5 million plus interest in July 2000 and $0.3 million plus interest in January 2001. Upon completion of the Imaging business sale, the Company refocused on its core technologies and during the fourth quarter eliminated 37 positions, including open positions as well as certain positions previously associated with the Imaging business, thereby reducing ongoing annual cash expenditures by approximately $2.7 million. At March 31, 2000, the Company paid all but $0.1 million of severance costs related to the 1999 restructuring plans. In addition, the Company sold during December 1999 its French distribution subsidiary for approximately $1.2 million, which has been adjusted for the effect of foreign currency translation. As of March 31, 2000, the Company has received $0.7 million with the remaining balance of $0.5 million due by the end of May 2000.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company's exchange rate risk is limited to its operations in England, Germany and France. The Company's primary foreign currency exchange rate risk results from the foreign operations' intercompany purchases of inventory. The majority of intercompany purchases are to be paid for within standard payment terms of 30 days. Sales throughout the rest of the world are denoted in U.S. dollars. The Company does not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on its financial statements. The net impact of foreign exchange activities on earnings was immaterial for the three months ended March 31, 2000 and 1999. The foreign currency translation loss included in shareholders' equity resulting from the translation of the financial statements of the Company's international subsidiaries into U.S. dollars increased by $0.1 million in the first quarter of 2000 due to the strengthening of the U.S. dollar against the functional currency of the Company's international subsidiaries. Interest rate exposure is primarily limited to the $3.3 million of short-term investments owned by the Company. Such securities are debt instruments which generate interest income for the Company on excess cash balances.

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

         The Company expects to answer the complaint and to defend the suit vigorously. The Company further believes Gen-Probe's claim for damages is without merit. A loss of this suit would not limit the sales or marketing of any of the Company's present or planned products, but could result in the loss of revenue under the license granted to Gen-Probe and the loss of other licensing opportunities for the `338 patent. Although there can be no assurance as to the ultimate disposition of this matter, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of this matter will not have a material adverse effect on the Company's business, results of operations and financial condition.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In connection with the Offering (see Note 1 of the Notes to Consolidated Financial Statements for further discussion), the Company received net proceeds of $32.1 million from the sale of 3,000,000 shares of its Common Stock. From the closing date of the Offering, February 10, 1998, to March 31, 2000, the Company used such net offering proceeds as follows (in millions):

Purchase of short-term investments and cash equivalents.............    $  7.8
Repayment of note payable-BP Amoco..................................       2.0
Acceleration of product development, expansion of sales
  and marketing capabilities and funding of increased working
  capital requirements and ongoing operations.......................      22.3
                                                                        ------
Total ..............................................................     $32.1
                                                                        ======

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

                                        VYSIS, INC.



Date:  May 4, 2000                    By:     /s/ ALFRED H. ELLSWORTH
                                            -----------------------------------
                                            Name:  Alfred H. Ellsworth
                                            TITLE: VICE PRESIDENT, FINANCE
                                                   AND CHIEF ACCOUNTING OFFICER