Form 10-Q
period 2000-06-30
VYSIS INC
filed 2000-08-11
CIK 1016794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Number of shares of Common Stock, par value $.001 per share, outstanding as of August 1, 2000: 10,099,720

                                   VYSIS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

                                                                                     PAGE
                          PART I: FINANCIAL INFORMATION                              ----
ITEM 1:    Financial Statements
                 Consolidated Balance Sheets
                    As of June 30, 2000 and December 31, 1999 ..................   2
                 Consolidated Statements of Operations
                    For the three months ended June 30, 2000 and 1999 ..........   3
                 Consolidated Statements of Operations
                    For the six months ended June 30, 2000 and 1999 ............   4
                 Consolidated Statements of Comprehensive Operations
                    For the three months ended June 30, 2000 and 1999 ..........   5
                 Consolidated Statements of Comprehensive Operations
                    For the six months ended June 30, 2000 and 1999 ............   6
                 Consolidated Statements of Cash Flows
                    For the six months ended June 30, 2000 and 1999 ............   7
                 Notes to Consolidated Financial Statements ....................   8

ITEM 2:     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .....................................  14

ITEM 3:     Quantitative and Qualitative Disclosure About Market Risk ..........  19

                        PART II: OTHER INFORMATION

ITEM 1:     Legal Proceedings ..................................................  20

ITEM 2:     Changes in Securities and Use of Proceeds ..........................  20

ITEM 4:     Submission of Matters to a Vote of Security Holders ................  21

ITEM 6:     Exhibits and Reports on Form 8-K ...................................  22

SIGNATURE ......................................................................  22

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2000                1999
                                                                                --------------     ---------------
ASSETS
Current assets:
     Cash and cash equivalents .................................................     $    563      $  4,818
     Short-term investments ....................................................        6,683         3,597
     Marketable securities .....................................................        1,119           622
     Accounts receivable, net ..................................................        3,367         3,093
     Other receivables .........................................................        1,151         1,963
     Inventories ...............................................................        1,952         2,012
     Other current assets ......................................................          979           503
                                                                                     --------      --------
         Total current assets ..................................................       15,814        16,608
Property and equipment, net ....................................................        2,702         2,986
Other assets ...................................................................        1,453         1,441
                                                                                     --------      --------
         Total assets ..........................................................     $ 19,969      $ 21,035
                                                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ..................................     $  6,706      $  6,153
     Deferred revenue ..........................................................          200           236
                                                                                     --------      --------
         Total current liabilities .............................................        6,906         6,389

Deferred revenue ...............................................................        1,061         1,155
Long-term liability ............................................................          100            --

Commitment and contingencies (Notes 7 & 14)

Stockholders' equity:
     Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized:
         Series A; 6,200,000 shares designated; none issued and
         outstanding at June 30, 2000 and December 31, 1999 ....................           --            --
         Series B; 553,126 shares designated; none issued and outstanding
         at June 30, 2000 and December 31, 1999 ................................           --            --
     Common stock, $0.001 par value; 35,000,000 shares authorized; 10,092,420 issued and outstanding at June 30, 2000; 9,945,346
         issued and outstanding at December 31, 1999 ...........................           10            10
     Additional paid-in capital ................................................       72,533        72,192
     Unrealized gain on investment .............................................          590            93
     Cumulative translation adjustment .........................................         (449)         (336)
     Accumulated deficit .......................................................      (60,782)      (58,468)
                                                                                     --------      --------
         Total stockholders' equity ............................................       11,902        13,491
                                                                                     --------      --------
         Total liabilities and stockholders' equity ............................     $ 19,969      $ 21,035
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

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                                     2000         1999
                                                                  ---------     --------
Revenues:
     Product revenue ........................................     $  5,261      $ 6,354
     License and other revenue ..............................        1,564          118
                                                                  --------      -------
         Total revenues .....................................        6,825        6,472
Cost of goods sold ..........................................        1,490        2,639
                                                                  --------      -------
Gross profit ................................................        5,335        3,833
                                                                  --------      -------
Operating expenses:
     Research and development ...............................        1,712        2,351
     Acquired clinical trial data ...........................        1,500           --
     Selling, general and administrative ....................        3,250        4,413
                                                                  --------      -------
         Total operating expenses ...........................        6,462        6,764
                                                                  --------      -------
Loss from operations ........................................       (1,127)      (2,931)
Interest income .............................................          132          150
Interest expense ............................................           --          (17)
                                                                  --------      -------
Net loss ....................................................     $   (995)     $(2,798)
                                                                  ========      =======
Basic and diluted net loss per share ........................     $  (0.10)     $ (0.29)
                                                                  ========      =======
Shares used in computing basic and diluted net loss per share       10,079        9,808

               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------
                                                                    2000          1999
                                                                 ----------    ----------
Revenues:
     Product revenue ........................................     $ 10,211      $ 11,637
     License and other revenue ..............................        1,745           279
                                                                  --------      --------
         Total revenues .....................................       11,956        11,916
Cost of goods sold ..........................................        2,729         4,686
                                                                  --------      --------
Gross profit ................................................        9,227         7,230
                                                                  --------      --------
Operating expenses:
     Research and development ...............................        3,521         4,828
     Acquired clinical trial data ...........................        1,500            --
     Selling, general and administrative ....................        6,761         8,834
     Restructuring expense ..................................           --           541
                                                                  --------      --------
         Total operating expenses ...........................       11,782        14,203
                                                                  --------      --------
Loss from operations ........................................       (2,555)       (6,973)
Interest income .............................................          241           370
Gain on sale of investment ..................................           --           357
Interest expense ............................................           --           (50)
                                                                  --------      --------
Net loss ....................................................     $ (2,314)     $ (6,296)
                                                                  ========      ========
Basic and diluted net loss per share ........................     $  (0.23)     $  (0.64)
                                                                  ========      ========
Shares used in computing basic and diluted net loss per share       10,043         9,800

               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,
                                            ---------------------------
                                                 2000         1999
                                            ------------- -------------
Net loss .................................     $  (995)     $(2,798)

Other comprehensive loss:
     Cumulative translation adjustment ...          (4)        (123)
     Unrealized holding loss on investment        (280)          --
                                               -------      -------
         Total other comprehensive loss ..        (284)        (123)
                                               -------      -------
Comprehensive loss .......................     $(1,279)     $(2,921)
                                               =======      =======

               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------
                                                                    2000            1999
                                                                  -------         -------
Net loss ....................................................     $(2,314)        $(6,296)

Other comprehensive income (loss):
     Cumulative translation adjustment ......................        (113)           (406)
     Unrealized holding gain (loss) on investment ...........         497            (105)
     Reclassification adjustment, realized gain on investment          --            (357)
                                                                  -------         -------
         Total other comprehensive income (loss) ............         384            (868)
                                                                  -------         -------
Comprehensive loss ..........................................     $(1,930)        $(7,164)
                                                                  =======         =======

               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                     2000          1999
                                                                  ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ................................................     $(2,314)     $ (6,296)
     Reconciliation of net loss to net cash used in operating
         activities:
         Depreciation and amortization .......................         761           868
         Effects of changes in foreign currency ..............          62            --
         Gain on sale of investment ..........................          --          (357)
         Stock compensation ..................................          12            35
         Changes in assets and liabilities:
              Accounts receivable ............................        (341)          399
              Inventories ....................................          37          (408)
              Other current assets ...........................        (476)         (504)
              Lease receivables ..............................          --           179
              Other assets ...................................          10            80
              Accounts payable and accrued liabilities .......         558        (1,711)
              Deferred revenue ...............................        (130)         (189)
                                                                   -------      --------
         Net cash used in operating activities ...............      (1,821)       (7,904)
                                                                   -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds, net of cash sold, from French distributor .....         843            --
     Transaction-related expenses, net of proceeds, related to
         the sale of Imaging business ........................         (17)           --
     Proceeds from maturities of short-term investments ......       6,388        17,887
     Proceeds from sale of investment ........................          --           457
     Purchases of short-term investments .....................      (9,474)      (12,510)
     Purchases of property and equipment .....................        (408)         (384)
     Proceeds from sale of property and equipment ............          20            --
     Increase in other assets ................................         (50)          (64)
                                                                   -------      --------
         Net cash (used in) provided by investing activities .      (2,698)        5,386
                                                                   -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock option plan exercises ...............         214            16
     Expenses funded by BP Amoco .............................         115            --
     Principal payments on long-term borrowings ..............          --          (272)
                                                                   -------      --------
         Net cash provided by (used in) financing activities .         329          (256)
Effect of exchange rate changes on cash ......................         (65)          (63)
                                                                   -------      --------
Net decrease in cash and cash equivalents ....................      (4,255)       (2,837)
Cash and cash equivalents at beginning of period .............       4,818         4,517
                                                                   -------      --------
Cash and cash equivalents at end of period ...................     $   563      $  1,680
                                                                   =======      ========

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

     On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share, at a price of $12.00 per share (the "Offering"). The net proceeds of the Offering after deducting expenses were approximately $32.1 million. Concurrent with the consummation of the Offering, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP Amoco in exchange for a reduction of $8.1 million in the Company's note payable to BP Amoco. As of August 1, 2000, BP Amoco beneficially owned approximately 66 percent of the Company's outstanding Common Stock.

NOTE 2--FINANCIAL INFORMATION:

     The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2000 as filed with the Securities and Exchange Commission.

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

NOTE 3--RECENT ACCOUNTING PRONOUNCEMENTS:

     In December 1999, the Securities and Exchanges Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition of revenues for various technology access fees and license agreements. The Company has adopted SAB 101, which had no impact on the Company's results of operations. In accordance with SAB 101, the Company recognizes upfront nonrefundable patent license fees upon the signing of an agreement where there is no future obligation to perform. Ongoing patent royalty fees are recognized as revenue as earned over the life of the agreement. Milestone payments are recognized as revenue when earned in accordance with the terms of the agreement.

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

NOTE 4--COMPOSITION OF BALANCE SHEET COMPONENT:

         Inventories consisted of the following (in thousands):

                                                       JUNE 30,     DECEMBER 31,
                                                        2000           1999
                                                       --------     ------------
Raw materials and supplies ........................    $1,085         $1,136
Finished goods ....................................       867            876
                                                       ------         ------
                                                       $1,952         $2,012
                                                       ======         ======

NOTE 5--CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS CLASSIFIED AS HELD TO
        MATURITY:

     Cash equivalents and short-term investments are classified as held to maturity, are carried at amortized cost and are summarized as follows (in thousands):

                                                   JUNE 30, 2000
                                  ----------------------------------------------
                                  AMORTIZED        UNREALIZED             FAIR
                                    COST              LOSS                VALUE
                                  ---------        ----------             -----
U.S. government agencies ......     $1,538            $(1)                $1,537
Corporate debt securities .....      5,145             (2)                 5,143
                                    ------            ---                 ------
                                    $6,683            $(3)                $6,680
                                    ======            ===                 ======

                                                DECEMBER 31, 1999
                                  ---------------------------------------------
                                  AMORTIZED        UNREALIZED            FAIR
                                    COST           GAIN (LOSS)           VALUE
                                  ---------        -----------           ------
U.S. government agencies ......     $2,727            $  (11)            $2,716
Corporate debt securities .....      2,770                 1              2,771
                                    ------            ------             ------
                                    $5,497            $  (10)            $5,487
                                    ======            ======             ======

     A summary of securities classified as held to maturity at June 30, 2000 are as follows (in thousands):

                              AMORTIZED
               DUE IN           COSTS     FAIR VALUE
               -------------  ---------   ----------
               1-90 Days ...    $4,639      $4,638
               91-180 Days .     2,044       2,042
                                ------      ------
                                $6,683      $6,680
                                ======      ======

NOTE 6--LICENSE REVENUES:

     During the second quarter of 2000, the Company entered into a patent license agreement and an option to a patent license agreement to license certain of the Company's patent technology. Under the terms of these agreements, the Company recognized $1,250,000 of nonrefundable license/option fees as license revenue.

NOTE 7--ACQUIRED CLINICAL TRIAL DATA:

     During May 2000, the Company entered into a collaborative agreement with Genentech Inc., the developer of the Herceptin-Registered Trademark- monoclonal antibody treatment for metastatic breast cancer, to extend the use of the Company's PathVysion-TM- HER-2 breast cancer test kit. In accordance with the agreement, the Company incurred a charge of $1,500,000 for the right to utilize Genentech clinical trials data for the Company's regulatory submission to the United States Food and Drug Administration (FDA) to expand the use of the Company's PathVysion-TM- HER-2 kit to include the use of the kit to select patients for treatment with Herceptin. The Company has paid $1,000,000 with the remaining $500,000 due in May, 2001. Additionally, if the FDA approves the product, the Company must make a final additional payment of $500,000 to be paid the later of FDA approval or May, 2001.

NOTE 8--GAIN ON SALE OF FRENCH DISTRIBUTOR:

     On December 31, 1999, the Company sold its wholly-owned French distribution subsidiary to Applied Genetics Services, Ltd. for a French franc purchase price the equivalent of $1,272,000 in U.S. dollars as of December 31, 1999, resulting in a gain of $166,000. At June 30, 2000, the Company has received $843,000 and recorded a loss on foreign currency transactions of $36,000. In accordance with the sale agreement, the Company and its foreign subsidiaries will receive by March 2001 the remaining payments in French francs aggregating the equivalent of $296,000 in U.S. dollars as of June 30, 2000.

NOTE 9--RELATED PARTY TRANSACTION:

     During the first quarter of 2000, the Company received certain consulting services provided for and to be paid by BP Amoco, accrued at $115,000. The Company has recorded the benefit of these services as a capital contribution with a corresponding charge to selling, general and administrative expense.

NOTE 10--RESTRUCTURING:

     During 1999, the Company completed two restructuring plans that included the elimination of 25 employees in total at various levels throughout the Company, which resulted in an aggregate restructuring charge of $918,000 in 1999 for employee severance costs, of which $514,000 was recorded during the restructuring plan implemented during the first quarter of 1999. At June 30, 2000, the Company had paid all but $40,000 of the total 1999 charges.

NOTE 11--GAIN ON SALE OF THE IMAGING BUSINESS:

     During July 1999, the Company sold its Quips cytogenetic imaging instrumentation ("Imaging") business, which represented nearly all of the Company's current genetic instrument product line, to Applied Imaging Corp. ("AI") for a purchase price of $2,278,000 plus additional consideration of $749,000 for the purchase of certain Imaging component inventory, resulting in a gain of $1,700,000. Of the $3,027,000 in total consideration, the Company has received $1,718,000 in cash and 497,368 shares of AI common stock that was valued upon its receipt at $529,000. In addition, in accordance with the sale agreement, in July 2000 AI paid $535,000 including interest and is further obligated to pay $250,000 plus interest in January 2001. As of June 30, 2000, the marketable securities balance of $1,119,000 represents the market value of the common stock, and an unrealized gain of $590,000 has been included as a component of stockholders' equity. See Note 15 for discussion regarding the July 2000 sale of the AI marketable securities.

NOTE 12--GAIN ON SALE OF INVESTMENT:

     During the first quarter of 1999, the Company sold its available-for-sale investment of Incyte Pharmaceuticals, Inc. ("Incyte") common stock for $457,000, resulting in a gain on the sale of $357,000.

NOTE 13--SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company operates in two reportable business segments: genetic and food testing products. The genetics business develops, commercializes, manufactures and markets products that use nucleic acid probes for the evaluation and management of cancer, prenatal disorders and other genetic diseases. The food business manufactures and markets food testing kits based on DNA probes.

     The tables below present information (in thousands) about reported segments for the three and six months ended June 30, 2000 and 1999:

                             THREE MONTHS ENDED JUNE 30, 2000
                           -----------------------------------
                            GENETICS       FOOD        TOTAL
                           ----------    -------      --------
Revenues from external
 customers ...........     $  6,101      $   724      $  6,825
Segment income (loss)          (882)        (113)         (995)
Segment assets .......       19,323          646        19,969

                             THREE MONTHS ENDED JUNE 30, 1999
                           -----------------------------------
                            GENETICS       FOOD        TOTAL
                           ----------    -------      --------
Revenues from external
  customers ..........     $  5,783      $   689      $  6,472
Segment income (loss)        (2,807)           9        (2,798)
Segment assets .......       24,765          692        25,457

                               SIX MONTHS ENDED JUNE 30, 2000
                           -----------------------------------
                            GENETICS       FOOD        TOTAL
                           ----------    -------      --------
Revenues from external
  customers ..........     $ 10,513      $ 1,443      $ 11,956
Segment income (loss)        (2,221)         (93)       (2,314)

                               SIX MONTHS ENDED JUNE 30, 1999
                           -----------------------------------
                            GENETICS       FOOD        TOTAL
                           ----------    -------      --------
Revenues from external
  customers ..........     $ 10,528      $ 1,388      $ 11,916
Segment income (loss)        (6,294)          (2)       (6,296)

     The Company's revenues by product line for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):


                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                          2000         1999
                                                     -------------  ------------
FDA/AFSSAPS approved clinical genetic testing
  products ........................................     $ 1,315     $ 1,042
ASR/Research genetic testing products .............       2,573       2,978
Genetic instrument products .......................         649       1,363
Genetic research license and other revenue ........       1,564         118
Distributed laboratory products ...................          --         282
Food testing products .............................         724         689
                                                        -------     -------
Consolidated total revenues .......................     $ 6,825     $ 6,472
                                                        =======     =======

                                                       SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                          2000         1999
                                                     -------------  ------------
FDA/AFFSSAPS approved clinical genetic testing
  products ........................................     $ 2,612     $ 1,923
ASR/Research genetic testing products .............       5,215       5,055
Genetic instrument products .......................         941       2,831
Genetic research license and other revenue ........       1,745         279
Distributed laboratory products ...................          --         440
Food testing products .............................       1,443       1,388
                                                        -------     -------
Consolidated total revenues .......................     $11,956     $11,916
                                                        =======     =======

     The Company's revenues by geographic area based on location of customers for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):


                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                          2000         1999
                                                     -------------  ------------
United States .....................................     $ 4,221     $ 2,983
Europe, Middle East and Africa ....................       1,941       2,936
Other .............................................         663         553
                                                        -------     -------
Consolidated total revenues .......................     $ 6,825     $ 6,472
                                                        =======     =======

                                                      SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                          2000         1999
                                                     -------------  ------------
United States .....................................     $ 6,833     $ 5,489
Europe, Middle East and Africa ....................       3,829       5,260
Other .............................................       1,294       1,167
                                                        -------     -------
Consolidated total revenues .......................     $11,956     $11,916
                                                        =======     =======

NOTE 14--COMMITMENT AND CONTINGENCY:

     As previously disclosed in the Company's Form 10-Q for the quarter ending March 31, 2000, the Company has been named as the defendant in a declaratory judgment suit filed in the United States District Court in the Southern District of

California (San Diego) by Gen-Probe, Inc. The suit seeks a declaration that the Company's U.S. Patent No. 5,750,338 is invalid and not infringed by certain products for detecting the presence of hepatitis C virus and human immunodeficiency virus in blood specimens. The Company understands that Chiron is currently marketing the products in Australia, France and Germany pursuant to licenses granted by the Company to Gen-Probe and Chiron. The suit also seeks an injunction restraining the Company from interfering with activities by Gen-Probe and its partners regarding these and other products in development; damages and other relief for unfair competition; and a declaration of Gen-Probe's rights and obligations under its license to the '338 patent. The parties have begun to take discovery and the trial is projected to occur in late 2001. The Company believes Gen-Probe's claims are without merit and intends to defend its rights vigorously.

     Neither loss of the suit filed by Gen-Probe nor an adverse ruling by the Patent Office to the reissue application would limit the sales or marketing of any of the Company's present or planned products, but could result in the loss of revenue resulting from the licenses granted to Gen-Probe and its partners and other potential licenses granted under the '338 patent. Although there can be no assurance as to the ultimate outcome of the suit, based upon the information available at this time it is the opinion of the Company's management that the outcome of this suit will not have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company has a minimum purchase commitment with an instrument manufacturer. The agreement expires at December 31, 2000 and contains a remaining commitment of $412,000.

NOTE 15 -- SUBSEQUENT EVENT:

     During July 2000, the Company sold all of its marketable securities, which consisted of AI common stock, for $1,718,000, resulting in a realized gain of $1,190,000.


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

RESULTS OF OPERATIONS

     Total revenues for the three and six months ended June 30, 2000 were $6.8 million and $12.0 million, respectively, an increase of $0.4 million, or 5%, and flat in comparison to the three and six months ended June 30, 1999. Product revenue for the three months and six months ended June 30, 2000 was $5.3 million and $10.2 million, respectively, a decrease of $1.1 million, or 17%, and $1.4 million, or 12%, as compared to the prior year periods. License and other revenue for the three and six months ended June 30, 2000 was $1.6 million and $1.7 million, respectively, an increase of $1.4 million, or 1225%, and $1.5 million, or 525%, over the comparable prior year periods. The decrease in product revenue for the second quarter and first half of 2000 was primarily attributable to a $0.7 million and $1.9 million reduction in genetic instrument product sales as a result of the Company selling its Quips cytogenetic imaging instrumentation ("Imaging") business during July 1999, which represented nearly all of its genetic instrument business at that time. In addition, distributed laboratory product revenues for the three and six months ended June 30, 2000, decreased by $0.3 million and $0.4 million, respectively, resulting from the Company's December 1999 sales of its French distribution operations, which included the entire distributed laboratory product line. The second quarter product revenues of ASR/Research genetic testing products ("Research") also declined $0.4 million, or 14%, as compared to the prior year quarter as a result of flat sales in the U.S. and a decline in European revenue dollars primarily due to the conversion of the Company's French and Italian sales operations from its own direct sales force in 1999 to more cost effective distribution approach utilizing third party distributors in 2000, which has resulted in a 9% increase in the volume of European Research units sold. For the first half of 2000, Research product revenues increased $0.2 million, or 3%, in comparison to the prior year resulting from a $0.2 million increase in U.S. sales while European revenues were flat, although unit volume increased 10% due to the previously mentioned changes in distribution within France and Italy. For the three and six months ended June 30, 2000, FDA/AFSSAFP approved clinical genetic testing products ("Clinical") revenue increased $0.3 million, or 26%, and $0.7 million, or 36%, respectively, primarily due to the growth in the U.S. adoption rate of the Company's PathVysion-TM- breast cancer product and AneuVysion-Registered Trademark- prenatal products. The increase in 2000 license and other revenue was primarily due to $1.3 million of license revenue associated with a patent license agreement and an option for a patent license agreement both of which were entered into during the second quarter of 2000.

     As a result of the divestiture of the Imaging instrument and distributed laboratory product lines during the second half of last year, cost of goods sold for the three and six months ended June 30, 2000 were $1.5 million and $2.7 million, respectively, representing a decrease of $1.1 million, or 44%, and $2.0 million, or 42%, from the respective prior periods. As a percentage of product revenue, product gross profit increased to 72% and 73% for the three months and six months ended June 30, 2000, respectively, from 58% and 60% in the respective prior year periods due to the Company's shift in focus to the higher margin Clinical and Research products. Although product revenues have declined during 2000, due to the above divestitures, product gross profit for the three months and six months ended June 30, 2000, has increased by $0.1 million and $0.5 million respectively as compared to the comparable prior year periods.

     Research and development expense for the three and six months ended June 30, 2000 were $1.7 million and $3.5 million, respectively, a decrease of $0.6 million, or 27%, and $1.3 million, or 27%, as compared to the prior year periods. The decreases were primarily due to reduced salaries and contract research expenses resulting from the Company's 1999 restructuring plans which included the elimination of certain positions primarily related to the deferral of research and development on the Company's Molecular Lawn platform and the divestiture of the Imaging business. During May 2000, the Company entered into a collaborative agreement with Genentech, Inc., the developer of the Herceptin-Registered Trademark- monoclonal antibody treatment for metastatic breast cancer, to extend the use of the Company's PathVysion-TM-HER-2 breast cancer test kit. In accordance with the agreement, the Company has incurred a charge of $1.5 million for its right to utilize Genentech's clinical trial data for the Company's regulatory submission to the U.S. FDA.

     Selling, general and administrative expenses for the three and six months ended June 30, 2000 were $3.3 million and $6.8 million, respectively, a decrease of $1.2 million, or 26%, and $2.1 million, or 23%, in comparison to the prior year. The second quarter and first half reductions were due to a decrease of $1.3 million and $2.5 million, respectively, in selling expense primarily due to the reduction in the number of sales and marketing employees and related costs as a result of divesting the Imaging business and the modification of the European organization to use of distributors in France and Italy and due to the elimination of certain positions partially offset by an increase of $0.1 million and $0.4 million, respectively, in general and administrative expenses primarily due to higher litigation expenses.

     During the first quarter of 1999, the Company implemented the first of two restructuring plans in 1999. The Company eliminated 20 positions at various levels throughout the Company during March 1999, which resulted in a $0.5 million restructuring charge for employee severance costs.

     The gain on the sale of investments for the six months ended June 30, 1999 was $0.4 million that resulted from the $0.5 million sale of the Company's investment in Incyte common stock.

     Interest income for the three and six months ended June 30, 2000 was $0.1 million and $0.2 million, respectively, representing a slight decline from both of the comparable prior year periods as a result of utilizing the proceeds from the Offering.

INCOME TAXES

     Prior to the completion of the Company's Offering, the results of operations were included in the consolidated income tax returns of BP Amoco; accordingly, the domestic net operating losses through February 10, 1998 have been utilized by BP Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income. Subsequent to the Offering, the Company has filed a separate federal income tax returns. As the Company was in a loss position for the six months ended June 30, 1999 and 2000, no federal provision is recorded. For state income taxes, the Company's results of operations will continue to be included with BP Amoco, due to its 66 percent ownership interest in the Company, in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in BP Amoco's unitary state tax returns as long as BP Amoco owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP Amoco requires BP Amoco to pay the Company the incremental tax savings, if any, received by BP Amoco as a result of including the Company's results of operations in such filings. The agreement also requires the Company to pay BP Amoco the incremental tax liability, if any, incurred by BP Amoco as a result of including the Company's results of operations in such filings. As a result of BP Amoco's apportionment factors combined with minimal U.S. based tax losses, the Company has not recorded any state tax benefit for the three and six months ended June 30, 2000. For state income taxes in non-unitary states, the Company has not recorded any benefit as a result of its loss position.

     A full valuation allowance has been provided for all deferred tax assets (net of liabilities) at June 30, 2000 as management does not consider realization of such amounts more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended June 30, 2000 was $1.8 million, a decrease of $6.1 million over the prior year, driven primarily by the $4.0 million reduction in net loss and the $1.9 million reduction in working capital requirements during the first half of 2000 as compared to the prior year.

     Net cash used in investing activities for the six months ended June 30, 2000 was $2.7 million, resulting primarily from purchase of short-term investments, net of proceeds. During the prior year, the $5.4 million of net cash flows used in investing activities resulted primarily from the proceeds from the maturities of short-term investments, net of purchase.

     Net cash provided by financing activities for the six months ended June 30, 2000 was $0.3 million, a change of $0.6 million from the prior period primarily due to the elimination of debt payments and the increase in proceeds from stock option exercises as well as the contribution of certain services provided by BP Amoco.

     At June 30, 2000, the Company had cash, cash equivalents and short-term investments of $7.2 million and an accumulated deficit of $60.8 million. Since its inception, the Company has experienced negative cash flows from operations. In order to preserve the Company's cash position and to reduce cash used in operating activities, the Company implemented during the first quarter of 1999 a restructuring plan that resulted in the elimination of 20 positions, including open positions, thereby reducing ongoing expenditures by approximately $1.6 million. During the third quarter of 1999, the Company sold its Imaging business to Applied Imaging Corp. ("AI") for total consideration of $3.0 million. Of the $3.0 million in total consideration, the Company has received $1.7 million in cash and 497,368 shares of AI common stock that was valued upon its receipt at $0.5 million. At June 30, 2000 the market value of those securities was $1.1 million. During July 2000 the Company sold these securities for $1.7 million. In addition, AI paid during July 2000 $0.5 million and is further obligated to pay $0.3 million in January 2001. Upon completion of the Imaging business sale, the Company refocused on its core technologies and during the fourth quarter eliminated 37 positions, including open positions as well as certain positions previously associated with the Imaging business, thereby reducing ongoing annual cash expenditures by approximately $2.7 million. At June 30, 2000, the Company has paid substantially all of the severance costs related to the 1999 restructuring plans. In addition the Company sold during December 1999 its French distribution subsidiary for approximately $1.1 million, which has been adjusted for the effect of foreign currency translation. As of June 2000, the Company has received $0.8 million with the remaining balance of $0.3 million due by March 2001.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company's exchange rate risk is limited to its European operations. The Company's foreign currency exchange rate risk results primarily from the foreign currency translation of its foreign operations' financial results and from the foreign operations' intercompany purchases of inventory. The majority of the intercompany purchases are to be paid for within standard payment terms of 30 days. Sales throughout the rest of the world are denoted in U.S. dollars. For the three and six months ended June 30, 2000, the foreign exchange rates utilized to translate the Company's international subsidiaries' local currency financial results into U.S. dollars declined 11% and 12%, respectively, as compared to the prior year periods due to the strengthening of the U.S. dollar against the local currency of these subsidiaries which resulted in a $0.2 million and $0.3 million reduction in net earnings for the three and six months ended June 30, 2000, respectively, in comparison to the prior year periods. The foreign currency translation loss included in shareholders' equity resulting from the translation of the financial statements of the Company's international subsidiaries into U.S. dollars was flat and increased by $0.1 million for the three and six months ended June 30, 2000, respectively. Interest rate exposure is primarily limited to the $6.7 million of short-term investments owned by the Company. Such securities are debt instruments which generate interest income for the Company on excess cash balances. The Company does not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments.

     The Company does not consider the present rate of inflation to have a significant impact on its business.


                            ITEM 1. LEGAL PROCEEDINGS

         As previously disclosed in the Company's Form 10-Q for the quarter ending March 31, 2000, the Company has been named as the defendant in a declaratory judgment suit filed in the United States District Court in the Southern District of California (San Diego) by Gen-Probe, Inc. The suit seeks a declaration that the Company's U.S. Patent No. 5,750,338 is invalid and not infringed by certain products for detecting the presence of hepatitis C virus and human immunodeficiency virus in blood specimens. The Company understands that Chiron is currently marketing the products in Australia, France and Germany pursuant to licenses granted by the Company to Gen-Probe and Chiron. The suit also seeks an injunction restraining the Company from interfering with activities by Gen-Probe and its partners regarding these and other products in development; damages and other relief for unfair competition; and a declaration of Gen-Probe's rights and obligations under its license to the '338 patent. The parties have begun to take discovery and the trial is projected to occur in late 2001. The Company believes Gen-Probe's claims are without merit and intends to defend its rights vigorously.

     Apart from the suit brought by Gen-Probe, the Company has filed an application to reissue the '338 patent with the United States Patent & Trademark Office. The reissue application requests the Patent Office to supplement the claims of the issued patent with new claims of intermediate scope. The Patent Office published notice of the reissue application on July 11, 2000.

     Neither loss of the suit filed by Gen-Probe nor an adverse ruling by the Patent Office to the reissue application would limit the sales or marketing of any of the Company's present or planned products, but could result in the loss of revenue resulting from the licenses granted to Gen-Probe and its partners and other potential licenses granted under the '338 patent. Although there can be no assurance as to the ultimate outcome of the suit, based upon the information available at this time it is the opinion of the Company's management that the outcome of this suit will not have a material adverse effect on the Company's business, results of operations and financial condition.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the Offering (see Note 1 of the Notes to Consolidated Financial Statements for further discussion), the Company received net proceeds of $32.1 million from the sale of 3,000,000 shares of its Common Stock. From the closing date of the Offering, February 10, 1998, to June 30, 2000, the Company used such net offering proceeds as follows (in millions):


Purchase of short-term investments and cash equivalents ................ $  7.2
Repayment of note payable-BP Amoco .....................................    2.0
Acceleration of product development, expansion of sales and marketing capabilities and funding of increased working capital requirements
  and ongoing operations ...............................................   22.9
                                                                         ------
Total .................................................................. $ 32.1
                                                                         ======

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On or about May 4, 2000, proxy materials were distributed to all shareholders of record as of the close of business on April 17, 2000. The results of the shareholders' votes were disclosed at the 2000 annual meeting of shareholders (the "Annual Meeting") of the Company which convened on May 31, 2000.

      At the Annual Meeting, the following individuals were elected by the votes indicated as directors of the Company until the 2001 Annual Meeting and their successors have been elected and qualified:

      NOMINEE                           FOR                      WITHHELD
--------------------            ---------------------       -------------------

John L. Bishop                       9,236,344                      4,790
Eileen A. Kamerick                   9,237,444                      3,690
Kenneth L. Melmon                    9,237,444                      3,690
Anthony J. Nocchiero                 9,131,488                    109,646
Walter R. Quanstrom                  9,237,444                      3,690
Frank J. Sroka                       9,131,488                    109,646

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

                                    VYSIS, INC.



Date:  August 9, 2000               By:           /s/ JOHN R. SLUIS
                                        ----------------------------------------
                                        Name:     John R. Sluis
                                        TITLE:    SENIOR VICE PRESIDENT, FINANCE
                                                  AND CHIEF FINANCIAL OFFICER