Form 10-Q
period 2000-09-30
VYSIS INC
filed 2000-11-13
CIK 1016794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-23659


                                   VYSIS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                    DELAWARE
                         (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                              3100 WOODCREEK DRIVE
                             DOWNERS GROVE, ILLINOIS
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   60515-5400
                                   (ZIP CODE)

                                   36-3803405
                     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 271-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No| |

     Number of shares of Common Stock, par value $.001 per share, outstanding as of October 27, 2000: 10,144,560

                                   VYSIS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
                          PART I: FINANCIAL INFORMATION

ITEM 1:        Financial Statements
                 Consolidated Balance Sheets
                    As of September 30, 2000 and December 31, 1999..............................     2
                 Consolidated Statements of Operations
                    For the three months ended September 30, 2000 and 1999......................     3
                 Consolidated Statements of Operations
                    For the nine months ended September 30, 2000 and 1999.......................     4
                 Consolidated Statements of Comprehensive Operations
                    For the three months ended September 30, 2000 and 1999......................     5
                 Consolidated Statements of Comprehensive Operations
                    For the nine months ended September 30, 2000 and 1999.......................     6
                 Consolidated Statements of Cash Flows
                    For the nine months ended September 30, 2000 and 1999.......................     7
                 Notes to Consolidated Financial Statements.....................................     8

ITEM 2:        Management's Discussion and Analysis of Financial Condition                          15
                    and Results of Operations...................................................

ITEM 3:        Quantitative and Qualitative Disclosure About Market Risk........................    20

                           PART II: OTHER INFORMATION

ITEM 1:        Legal Proceedings................................................................    21

ITEM 2:        Changes in Securities and Use of Proceeds........................................    21

ITEM 6:        Exhibits and Reports on Form 8-K.................................................    23

SIGNATURE ......................................................................................    23


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     2000            1999
                                                                                --------------   -------------

ASSETS
Current assets:
     Cash and cash equivalents ................................................ .     $  1,166     $  4,818
     Short-term investments ................................................... .        9,509        3,597
     Marketable securities .................................................... .          ---          622
     Accounts receivable, net ................................................. .        3,124        3,093
     Other receivables ........................................................ .          405        1,963
     Inventories .............................................................. .        1,891        2,012
     Other current assets ..................................................... .          722          503
                                                                                      --------     --------
         Total current assets ................................................. .       16,817       16,608
Property and equipment, net ................................................... .        2,425        2,986
Other assets ..................................................................          1,410        1,441
                                                                                      --------     --------
         Total assets ......................................................... .     $ 20,652     $ 21,035
                                                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ...................................     $  7,184     $  6,153
     Deferred revenue ...........................................................          200          236
                                                                                      --------     --------
         Total current liabilities ..............................................        7,384        6,389
                                                                                      --------     --------
Long-term liabilities:
        Deferred revenue .................................................... ...        1,014        1,155
        Other long-term liability ........................................... ...          100          ---
                                                                                      --------     --------
         Total long-term liabilities ............................................        1,114        1,155
                                                                                      --------     --------

Commitment and contingencies (Notes 11 and 16)

Stockholders' equity:
     Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized:
         Series A; 6,200,000 shares designated; none issued and
         outstanding at September 30, 2000 and December 31, 1999 ............ ...          ---          ---
         Series B; 553,126 shares designated; none issued and outstanding
         at September 30, 2000 and December 31, 1999 ............................          ---          ---
     Common stock, $0.001 par value; 35,000,000 shares authorized; 10,143,407 issues and outstanding at September 30, 2000;
         9,945,346 issued and outstanding at December 31, 1999 .............. ...           10           10
     Additional paid-in capital .................................................       72,604       72,192
     Unrealized gain on investment ..............................................          ---           93
     Cumulative translation adjustment ..........................................         (628)        (336)
     Accumulated deficit ........................................................      (59,832)     (58,468)
                                                                                      --------     --------
         Total stockholders' equity .............................................       12,154       13,491
                                                                                      --------     --------
         Total liabilities and stockholders' equity .............................     $ 20,652     $ 21,035
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

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                   2000                1999
                                                 -------             -------

Revenues:
     Product revenue ................... ....     $ 5,372           $ 3,915
     License and other revenue ......... ....         114               124
                                                  -------           -------
         Total revenues ................ ....       5,486             4,039
Cost of goods sold ..................... ....       1,229             1,297
                                                  -------           -------
Gross profit ........................... ....       4,257             2,742
                                                  -------           -------
Operating expenses:
     Research and development .......... ....       1,580             1,998
     Acquired research-related patents . ....         ---               536
     Selling, general and administrative ....       3,061             3,982
                                                  -------           -------
         Total operating expenses ...... ....       4,641             6,516
                                                  -------           -------
Loss from operations ................... ....        (384)           (3,774)
Gain on sale of Imaging business ....... ....         ---             1,700
Gain on sale of investment ............. ....       1,190               ---
Interest income ........................ ....         144               138
Interest expense ....................... ....         ---               (53)
                                                  -------           -------
Net income (loss) ...................... ....     $   950           $(1,989)
                                                  =======           =======

Net income (loss) per share:

       Basic ........................... ....     $   .09           $ (0.20)
                                                  =======           =======
       Diluted ......................... ...      $   .09           $ (0.20)
                                                  =======           =======


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------
                                                               2000                1999
                                                             --------           --------

Revenues:
     Product revenue ...................................     $ 15,583           $ 15,552
     License and other revenue .........................        1,859                403
                                                             --------           --------
         Total revenues ................................       17,442             15,955
Cost of goods sold .....................................        3,958              5,983
                                                             --------           --------
Gross profit ...........................................       13,484              9,972
                                                             --------           --------
Operating expenses:
     Research and development ..........................        5,101              6,826
     Acquired clinical trial data ...... ...............        1,500                ---
     Acquired research-related patents . ...............          ---                536
     Selling, general and administrative ...............        9,822             12,816
     Restructuring expense .............................          ---                541
                                                             --------           --------
         Total operating expenses ......................       16,423             20,719
                                                             --------           --------
Loss from operations ...................................       (2,939)           (10,747)
Gain on sale of Imaging business .......................          ---              1,700
Gain on sales of investments ...........................        1,190                357
Interest income ........................................          385                508
Interest expense .......................................          ---               (103)
                                                             --------           --------
Net loss ...............................................     $ (1,364)          $ (8,285)
                                                             ========           ========

Basic and diluted net loss per share ...................     $  (0.14)          $  (0.84)
                                                             ========           ========


                     See notes to the consolidated financial
statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                    ----------------------------------
                                                                         2000              1999
                                                                       -------           -------

Net income (loss) ........................................... ....     $   950           $(1,989)

Other comprehensive income (loss):
     Cumulative translation adjustment ...................... ....        (179)              110
     Unrealized holding gain (loss) on investment ........... ....         600               (62)
     Reclassification adjustment, realized gain on investment ....      (1,190)              ---
                                                                        -------           -------
         Total other comprehensive income (loss) ............ ....        (769)               48
                                                                        -------           -------
Comprehensive income (loss) ................................. ....     $   181           $(1,941)
                                                                       =======           =======


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                               --------------------------------
                                                                                     2000              1999
                                                                                   -------           -------

Net loss ......................................................................    $(1,364)          $(8,285)

Other comprehensive income (loss):
     Cumulative translation adjustment .........................................      (292)             (296)
     Unrealized holding gain (loss) on investments ........... ................      1,097              (167)
     Reclassification adjustment, realized gain on investments ................     (1,190)             (357)
                                                                                    -------           -------
         Total other comprehensive loss .......................................       (385)             (820)
                                                                                    -------           -------
Comprehensive loss ............................................................    $(1,749)          $(9,105)
                                                                                    =======           =======


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO P.L.C.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                              2000         1999
                                                                           --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................................     $ (1,364)     $ (8,285)
     Reconciliation of net loss to net cash used in operating
         activities:
         Depreciation and amortization ...............................        1,139         1,262
         Effects of changes in foreign currency ......................           69           ---
         Foreign currency exchange rate losses .......................           15           ---
         Gain on sale of Imaging business ...................... .....          ---        (1,700)
         Gain on sales of investments .......................... .....       (1,190)         (357)
         Stock compensation ..........................................           13            47
         Changes in assets and liabilities:
              Accounts receivable ....................................          (93)        2,037
              Inventories ............................................           60          (555)
              Other current assets ...................................         (239)         (621)
              Lease receivables ......................................          ---           255
              Other assets ...........................................           10           108
              Accounts payable and accrued liabilities ......... .....        1,073        (2,614)
              Deferred revenue .......................................         (176)        1,000
                                                                           --------      --------
         Net cash used in operating activities .......................         (683)       (9,423)
                                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds, net of cash sold, from French distributor ....... .....          994           ---
     Proceeds, net of transaction-related expenses, from sale of
         Imaging business ............................................          451         1,294
     Proceeds from maturities of short-term investments ........ .....       10,929        25,042
     Proceeds from sales of investments ........................ .....        1,718           457
     Purchases of short-term investments .............................      (16,841)      (19,324)
     Purchases of property and equipment .............................         (513)         (537)
     Proceeds from sale of property and equipment ....................           21           ---
     Increase in other assets ........................................          (50)          (70)
                                                                           --------      --------
         Net cash (used in)  provided by investing activities .. .....       (3,291)        6,862
                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock option plan exercises .......................          285            84
     Expenses funded by stock issuance ......................... .....          ---           286
     Expenses funded by BP Amoco ............................... .....          115           ---
     Principal payments on long-term borrowings ................ .....          ---          (379)
                                                                           --------      --------
         Net cash provided by (used in) financing activities ... .....          400            (9)
Effect of exchange rate changes on cash ..............................          (78)          (71)
                                                                           --------      --------
Net decrease in cash and cash equivalents ...................... .....       (3,652)       (2,641)
Cash and cash equivalents at beginning of period .....................        4,818         4,517
                                                                           --------      --------
Cash and cash equivalents at end of period ...........................     $  1,166      $  1,876
                                                                           ========      ========


               See notes to the consolidated financial statements.

                                   VYSIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--ORGANIZATION AND BUSINESS:

     Vysis, Inc. ("Vysis" or the "Company") is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. Vysis currently markets six U.S. Food and Drug Administration ("FDA") or foreign cleared or approved clinical ("Clinical") products in addition to distributing over 300 Analyte Specific Reagent and research ("ASR/Research") products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 59 countries. The Company's wholly owned subsidiary, Gene-Trak Systems Industrial Diagnostics Corporation, manufactures and markets food testing kits based on Deoxyribonucleic Acid ("DNA") probes.

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

     On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share, at a price of $12.00 per share (the "Offering"). The net proceeds of the Offering after deducting expenses were approximately $32.1 million. Concurrent with the consummation of the Offering, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP Amoco in exchange for a reduction of $8.1 million in the Company's note payable to BP Amoco. As of October 27, 2000, BP Amoco beneficially owned approximately 66% of the Company's outstanding Common
Stock.

NOTE 2--FINANCIAL INFORMATION:

     The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 2000 and June 30, 2000 as filed with the Securities and Exchange Commission.

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

NOTE 3--RECENT ACCOUNTING PRONOUNCEMENTS:

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition of revenues for various technology access fees and license agreements. The Company has adopted SAB 101, which had no impact on the Company's results of operations. In accordance with SAB 101, the Company recognizes upfront nonrefundable patent license fees upon the signing of an agreement where there is no future obligation to perform. Ongoing patent royalty fees are recognized as revenue as earned over the life of the agreement. Milestone payments are recognized as revenue when earned in accordance with the terms of the agreement.

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

NOTE 4--COMPOSITION OF BALANCE SHEET COMPONENT:

     Inventories consisted of the following (in thousands):

                                             SEPTEMBER 30,   DECEMBER 31,
                                                2000            1999
                                            --------------  -------------
Raw materials and supplies ...............     $  984          $1,136
Finished goods ...........................        907             876
                                               ------          ------
                                               $1,891          $2,012
                                               ======          ======


NOTE 5--CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS CLASSIFIED AS HELD TO
MATURITY:

     Cash equivalents and short-term investments are classified as held to maturity, are carried at amortized cost and are summarized as follows (in thousands):

                                                       SEPTEMBER 30, 2000
                                              ---------------------------------------
                                            AMORTIZED        UNREALIZED         FAIR
                                              COST           GAIN (LOSS)        VALUE
                                           -----------      ------------      ---------
U.S. government agencies ................     $2,143          $    6           $2,149
Corporate debt securities ...............      7,366              (1)           7,365
                                              ------          ------           ------
                                              $9,509          $    5           $9,514
                                              ======          ======           ======


                                                       DECEMBER 31, 1999
                                              ----------------------------------------
                                            AMORTIZED        UNREALIZED         FAIR
                                              COST           GAIN (LOSS)        VALUE
                                            ----------      -------------      -------
U.S. government agencies ................     $2,727          $  (11)          $2,716
Corporate debt securities ...............      2,770               1            2,771
                                              ------          ------           ------
                                              $5,497          $  (10)          $5,487
                                              ======          ======           ======


     A summary of securities classified as held to maturity at September 30, 2000 are as follows (in thousands):

                      AMORTIZED
DUE IN                  COST         FAIR VALUE
------------------    ----------     -----------
1-90 Days ........    $2,802          $2,803
91-180 Days ......     4,548           4,547
181-270 Days .....     1,153           1,153
271-360 Days .....     1,006           1,011
                      ------          ------
                      $9,509          $9,514
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

NOTE 7--ACQUIRED RESEARCH-RELATED PATENTS:

     During July 1999, the Company acquired Aprogenex, Inc.'s intellectual property portfolio for $250,000 plus the issuance of 80,291 shares of the Company's common stock for a total value of $0.5 million. The intellectual property portfolio included 12 United States patents which primarily relate to diagnostic assays using the identification of fetal cells in maternal blood. The Company has expensed the entire value of the acquired portfolio as the Company's research has not yet established that the assays utilizing these patents has sufficient diagnostic capability and the Company is not currently allocating significant research expenditure to this area.

NOTE 8--GAIN ON SALE OF THE IMAGING BUSINESS:

     During July 1999, the Company sold its Quips cytogenetic imaging instrumentation ("Imaging") business, which represented nearly all of the Company's current genetic instrument product line, to Applied Imaging Corp. ("AI") for a purchase price of

$2,278,000 plus additional consideration of $749,000 for the purchase of certain Imaging component inventory, resulting in a gain of $1,700,000. Of the $3,027,000 in total consideration, the Company has received $2,248,000 in cash and 497,368 shares of AI common stock that was valued upon its receipt at $529,000. In addition, in accordance with the sale agreement, AI is obligated to pay $250,000 plus interest in January 2001. See Note 9 for discussion regarding the July 2000 sale of the AI marketable securities.

NOTE 9--GAIN ON SALES OF INVESTMENTS:

     During July 2000, the Company sold all of its marketable securities, which consisted of AI common stock, for $1,718,000 resulting in a realized gain of $1,190,000. During the first quarter of 1999, the Company sold its available-for-sale investment of Incyte Pharmaceuticals, Inc. ("Incyte") common stock for $457,000, resulting in a gain on the sale of $357,000.

NOTE 10--NET INCOME (LOSS) PER SHARE:

     Basic net income (loss) per share is computed by dividing net income (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) computations (in thousands, except per share amounts) for the three and nine months ended September 30, 2000:

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                          ---------------------------       ----------------------------
                                                             2000            1999               2000              1999
                                                          -----------     -----------       -----------        ----------
Numerator:
       Net income (loss) .........................          $  950          $(1,989)          $(1,364)          $(8,285)
                                                            ======          =======           =======           =======
Denominator:
      Denominator for basic net income (loss)  per
      share - weighted-average shares ............          10,113            9,899            10,067             9,833
      Dilutive potential common shares -
      stock options ..............................             676              ---               ---               ---
                                                            ------          -------           -------           -------
          Denominator for diluted net income
         (loss) per share ........................          10,789            9,899            10,067             9,833
                                                            ======          =======           =======           =======

Basic net income (loss) per share ................          $  .09          $ (0.20)          $ (0.14)          $ (0.84)
                                                            ======          =======           =======           =======

Diluted net income (loss) per share ..............          $  .09          $ (0.20)          $ (0.14)          $ (0.84)
                                                            ======          =======           =======           =======


        Options to purchase 188,784 shares of common stock were outstanding at September 30, 2000, but were not included in the computation of diluted net income per share for the three months ended September 30, 2000 as their effect was antidilutive.

Options to purchase 2,091,152 shares were outstanding at September 30, 2000, but were not included in the computation of diluted loss per share for the nine months ended September 30, 2000 as their effect was antidilutive. Options to purchase 2,168,460 shares were outstanding at September 30, 1999, but were not included in the computation of diluted loss per share for the three or nine months ended September 30, 1999 as their effect was antidilutive.

NOTE 11--ACQUIRED CLINICAL TRIAL DATA:

     During May 2000, the Company entered into a collaborative agreement with Genentech, Inc., the developer of the Herceptin(R) monoclonal antibody treatment for metastatic breast cancer, to extend the use of the Company's PathVysion(TM) HER-2 breast cancer test kit. In accordance with the agreement, the Company incurred a charge of $1,500,000 for the right to utilize Genentech clinical trials data for the Company's regulatory submission to the United States Food and Drug Administration (FDA) to expand the use of the Company's PathVysionTM HER-2 kit to include the use of the kit to select patients for treatment with Herceptin. The Company has paid $1,000,000 with the remaining $500,000 due in May, 2001. Additionally, if the FDA approves the product, the Company must make a final additional payment of $500,000 to be paid the latter of FDA approval or May, 2001.

NOTE 12--RESTRUCTURING:

     During 1999, the Company completed two restructuring plans that included the elimination of 25 employees in total at various levels throughout the Company, which resulted in an aggregate restructuring charge of $918,000 in 1999 for employee severance costs, of which $514,000 was recorded during the restructuring plan implemented during the first quarter of 1999. At September 30, 2000, the Company had paid all but $5,000 of the total 1999 charges.

NOTE 13--GAIN ON SALE OF FRENCH DISTRIBUTOR:

     On December 31, 1999, the Company sold its wholly-owned French distribution subsidiary to Applied Genetics Services, Ltd. for a purchase price in French francs the equivalent of $1,272,000 in U.S. dollars as of December 31, 1999, resulting in a gain of $166,000. At September 30, 2000, the Company has received $1,014,000 and recorded a loss on foreign currency transaction of $39,000. In accordance with the sale agreement, the Company and its foreign subsidiaries will receive by March 2001 the remaining payments in French francs aggregating the equivalent of $134,000 in U.S. dollars as of September 30, 2000.

NOTE 14 -- RELATED PARTY TRANSACTION:

     During the first quarter of 2000, the Company received certain consulting services provided for and paid by BP Amoco accrued at $115,000. The Company has recorded the benefit of these services as a capital contribution with a corresponding charge to selling, general and administrative expense.

NOTE 15--SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company operates in two reportable business segments: genetic and food testing products. The genetics business develops, commercializes, manufactures and markets products that use nucleic acid probes for the evaluation and management of cancer, prenatal disorders and other genetic diseases. The food business manufactures and markets food testing kits based on DNA probes.

     The tables below present information (in thousands) about reported segments for the three and nine months ended September 30, 2000 and 1999:

                             THREE MONTHS ENDED SEPTEMBER 30, 2000
                             -------------------------------------
                             GENETICS         FOOD         TOTAL
                             --------       --------      --------
Revenues from external
  customers ..............   $ 4,797        $   689       $ 5,486
Segment income (loss) ....       989            (39)          950
Segment assets ...........    20,016            636        20,652


                             THREE MONTHS ENDED SEPTEMBER 30, 1999
                             -------------------------------------
                             GENETICS         FOOD         TOTAL
                             --------       --------      --------
Revenues from external
  customers .............    $  3,278       $    761      $  4,039
Segment income (loss) ...      (2,019)            30        (1,989)
Segment assets ..........      23,333            741        24,074


                             NINE MONTHS ENDED SEPTEMBER 30, 2000
                             -------------------------------------
                             GENETICS        FOOD         TOTAL
                             --------      --------      --------
Revenues from external
  customers .............    $15,310       $ 2,132       $17,442
Segment loss ............      1,232           132         1,364



                             NINE MONTHS ENDED SEPTEMBER 30, 1999
                             -------------------------------------
                             GENETICS          FOOD           TOTAL
                             --------        --------       --------
Revenues from external
  customers ................ $ 13,806        $  2,149       $ 15,955
Segment income (loss) ......   (8,313)             28         (8,285)


     The Company's revenues by product line for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------
                                                                  2000         1999
                                                                -------       ------
FDA/AFSSAFP approved clinical genetic testing products .......   $1,483       $1,012
ASR/Research genetic testing products ....................        2,762        1,893
Genetic instrument products ..............................          438           48
Genetic research grants and license revenue ..............          114          124
Distributed laboratory products ..........................          ---          201
Food testing products ....................................          689          761
                                                                 ------       ------
Consolidated total revenues ..............................       $5,486       $4,039
                                                                 ======       ======


                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                                   2000         1999
                                                                 -------       ------
FDA/AFSSAFP approved clinical genetic testing products ......    $ 4,095       $ 2,935
ASR/Research genetic testing products ...................          7,977         6,948
Genetic instrument products .............................          1,379         2,878
Genetic research grants and license revenue .............          1,859           403
Distributed laboratory products .........................            ---           642
Food testing products ...................................          2,132         2,149
                                                                 -------       -------
Consolidated total revenues .............................        $17,442       $15,955
                                                                 =======       =======


     The Company's revenues by geographic area based on location of customers for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                        THREE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------
                                              2000         1999
                                            -------       ------
United States ......................         $2,876       $2,375
Europe, Middle East and Africa .....          1,886        1,135
Other ..............................            724          529
                                             ------       ------
Consolidated total revenues ........         $5,486       $4,039
                                             ======       ======




                                        NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------
                                               2000          1999
                                             -------       -------
United States ......................         $ 9,709       $ 7,864
Europe, Middle East and Africa .....           5,715         6,356
Other ..............................           2,018         1,735
                                             -------       -------
Consolidated total revenues ........         $17,442       $15,955
                                             =======       =======


NOTE 16--COMMITMENT AND CONTINGENCY:

     As previously disclosed in the Company's Form 10-Q for the quarter ending June 30, 2000, the Company is named as the defendant in a declaratory judgment suit filed in the United States District Court in the Southern District of California (San Diego) by Gen-Probe, Inc. The suit seeks a declaration that the Company's U.S. Patent No. 5,750,338 is invalid and not infringed by certain products for detecting the presence of hepatitis C virus and human immunodeficiency virus in blood specimens. The Company understands that Chiron is currently marketing the products in Australia, France and Germany pursuant to licenses granted by the Company to Gen-Probe and Chiron. The suit also seeks an injunction restraining the Company from interfering with activities by Gen-Probe and its partners regarding these and other products in development; damages and other relief for unfair competition; and a declaration of Gen-Probe's rights and obligations under its license to the `338 patent. The parties are taking discovery. The trial is projected to occur in about November 2001. The Company believes Gen-Probe's claims are without merit and intends to defend its rights vigorously.

     As also reported, the Company has filed an application to reissue the `338 patent with the United States Patent & Trademark Office. The reissue application requests the Patent Office to supplement the claims of the issued patent with new claims of intermediate scope. The application is pending.

     Neither loss of the suit filed by Gen-Probe nor an adverse ruling by the Patent Office to the reissue application would limit the sales or marketing of any of the Company's present or planned products, but could result in the loss of revenue resulting from the licenses granted to Gen-Probe and its partners and other potential licenses granted under the `338 patent. Although there can be no assurance as to the ultimate outcome of the suit, based upon the information available at this time it is the opinion of the Company's management that the outcome of this suit will not have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company has a minimum purchase commitment with an instrument manufacturer. The agreement expires at December 31, 2000 and contains a remaining commitment of $412,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as well as the financial statements of the Company and notes thereto. This Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar expressions. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in or implied by these statements. These risks and uncertainties include: the market acceptance of the Company's clinical products; the extent to which the clinicians or laboratories performing procedures with the Company's products are able to obtain third-party reimbursement; the ability of the Company to successfully market and sell its clinical products, other products and equipment; competition; compliance by the Company with regulatory requirements and the timely receipt of necessary governmental approvals; the Company's ability to manufacture products in sufficient quantities; the Company's ability to maintain intellectual property protection for its proprietary products, to defend its existing intellectual property rights from challenges by third parties, and to avoid infringing intellectual property rights of third parties; product liability claims; the success of the Company's collaborators and licensees; and the Company's cost control efforts.

OVERVIEW

     Vysis, Inc. ("Vysis" or the "Company") is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. Vysis currently markets six U.S. Food and Drug Administration ("FDA") or foreign cleared or approved clinical ("Clinical") products in addition to distributing over 300 Analyte Specific Reagent and research ("ASR/Research") products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 59 countries. The Company's wholly owned subsidiary, Gene-Trak Systems Industrial Diagnostics Corporation, manufactures and markets food testing kits based on Deoxyribonucleic Acid ("DNA") probes.

RESULTS OF OPERATIONS

     Total revenues for the three and nine months ended September 30, 2000 were $5.5 million and $17.4 million, respectively, an increase of $1.4 million, or 36%, and $1.5 million, or 9%, as compared to the three and nine months ended September 30, 1999. Product revenue for the three months and nine months ended September 30, 2000 was $5.4 million and $15.6 million, respectively, an increase of $1.5 million, or 37%, and flat in comparison with prior year periods. The increase in product revenue of $1.4 million, or 36%, for the third quarter of 2000 as compared to the prior year quarter was primarily attributable to a $0.9 million, or 46%, increase in ASR/Research genetic testing products ("ASR/Research"), a $0.5 million, or 47%, increase in FDA/AFSSAFP approved clinical testing products ("Clinical"), and a $0.4 million, or 813%, increase in Genetic instrument products ("Instrument") offset by a $0.2 million, or 100%, decrease in Distributed laboratory products ("Distributed"). For the nine months ended September 30, 2000, product revenue of $15.6 million was consistent with the prior year period as a result of a $1.5 million, or 52%, and a $0.6 million, or 100%, reduction in Instrument and Distributed product sales, respectively, offset by a $1.2 million, or 40%, increase in Clinical product sales and a $1.0 million, or 15%, increase in ASR/Research product sales. The increase in Clinical product revenue for the three and nine months ended September 30, 2000 was primarily due to the growth in the worldwide adoption rate of the Company's PathVysion(TM) breast cancer and AneuVysion(R) prenatal products. The increase in the third quarter and year-to-date 2000 ASR/Research product revenue was primarily attributable to the increase in international shipments of previously developed ASR/Research products as well as the worldwide sales of 19 new Research products introduced during 2000. The $0.4 million increase of Instrument revenue for the third quarter of 2000 over the prior year quarter was primarily due to increased sales attributable to the Company's fourth quarter 1999 introduction of its GenoSensor(TM) Reader, a proprietary reader designed to quickly capture fluorescent image data from the Company's microarray, and VP2000 Processor, which was designed to reduce up to 70% of the manual steps required to process a FISH (fluorescent in site hybridization) array. For the nine months ended September 30, 2000, the Instrument revenue reduction of $1.5 million was due to the Company selling its Quips cytogenetic imaging instrumentation ("Imaging") business during July 1999, which represented nearly all of its Instrument business at that time offset partially by the aforementioned introduction of the two new Instrument products. The decrease in Distributed product revenue of $0.2 million and $0.6 million for the three and nine months ended September 30, 2000, respectively, resulted from the Company's December 1999 sale of its French distribution operation, which included the entire Distributed product line. The increase in license and other revenue of $1.5 million for the nine months ended September 30, 2000 was primarily due to $1.3 million of second quarter 2000 license revenue associated with a patent license agreement and an option for a patent license agreement.

     Cost of goods sold for the three and nine months ended September 30, 2000 were $1.2 million and $4.0 million, respectively, representing a decrease of $0.1 million, or 5%, and $2.0 million, or 34%, from the respective prior year periods. As a percentage of product revenue, product gross profit increased to 77% and 75% for the three and nine months ended September 30, 2000 respectively, from 67% and 62% in the respective prior year periods as a result of the larger margin Clinical and ASR/Research products representing a higher percentage of product revenue for the three and nine months ended September 30, 2000 as compared to the prior year periods. As a result, product gross profit was $4.1 million and $11.6 million for the three and nine months ended September 30, 2000, respectively, representing an increase of $1.5 million, or 58%, and $2.1 million, or 21%, in comparison to the prior year periods.

     Research and development expenses for the three and nine months ended September 30, 2000 were $1.6 and $5.1 million, respectively, a decrease of $0.4 million, or 21%, and $1.7 million, or 25%, as compared to the prior year periods. The decreases were primarily due to reduced salaries and contract research expenses resulting from the Company's 1999 restructuring plans which included the elimination of certain positions primarily related to the deferral of research and development on the Company's Molecular Lawn platform and the divestiture of the Imaging business. During May 2000, the Company entered into a collaborative agreement with Genentech, Inc., the developer of the Herceptin(R) monoclonal antibody treatment for metastatic breast cancer, to extend the use of the Company's PathVysionTM HER-2 breast cancer test kit. In accordance with the agreement, the Company has incurred a charge of $1.5 million for its right to utilize Genentech's clinical trial data for the Company's regulatory submission to the FDA.

During the third quarter of 1999, the Company incurred a nonrecurring charge of $0.5 million for acquired research-related patents that primarily related to diagnostic arrays using the identification of fetal cells in maternal blood.

     Selling, general and administrative expenses for the three and nine months ended September 30, 2000 were $3.1 million and $9.8 million, respectively, a decrease of $0.9 million, or 23%, and $3.0 million, or 23%, in comparison to the prior year. The third quarter and year-to-date reductions were due to a decrease of $0.9 million and $3.4 million, respectively, in selling expense primarily due to the reduction in the number of sales and marketing employees as a result of divesting the Imaging business and modifying the European organization to use distributors in France and Italy as well as a decline in bad debt expense and the elimination of certain positions during the 1999 restructurings. For the nine months ended September 30, 2000, the reduction in selling expenses were partially offset by an increase of $0.4 million in general and administrative expenses primarily due to higher litigation expenses.

     During the first quarter of 1999, the Company implemented the first of two restructuring plans in 1999. The Company eliminated 20 positions at various levels throughout the Company during March 1999, which resulted in a $0.5 million restructuring charge for employee severance costs.

     During July 2000, the Company sold all of its marketable securities, which consisted of AI common stock, for $1.7 million, resulting in a gain on the sale of investment of $1.2 million. The gain on the sale of investments for the nine months ended September 30, 1999 was $0.4 million that resulted from the $0.5 million sale of the Company's investment in Incyte common stock.

     Interest income for the three and nine months ended September 30, 2000 was $0.1 million and $0.4 million, respectively, which was relatively consistent with comparable prior year periods primarily as a result of the significant decline in the use of cash for operating activities.

INCOME TAXES

     Prior to the completion of the Company's Offering, the results of operations were included in the consolidated income tax returns of BP Amoco; accordingly, the domestic net operating losses through February 10, 1998 have been utilized by BP Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income. Subsequent to the Offering, the Company has filed separate federal income tax returns. As the Company was in a loss position for the nine months ended September 30, 1999 and 2000, no federal provision is recorded. For state income taxes, the Company's results of operations will continue to be included with BP Amoco, due to its 66 percent ownership interest in the Company, in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in BP Amoco's unitary state tax returns as long as BP Amoco owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP Amoco requires BP Amoco to pay the Company the incremental tax savings, if any, received by BP Amoco as a result of including the Company's results of operations in such filings. The agreement also requires the Company to pay BP Amoco the incremental tax liability, if any, incurred by BP Amoco as a result of including the Company's results of operations in such filings. As a result of BP Amoco's apportionment factors combined with minimal U.S. based tax losses, the Company has not recorded any state tax benefit for the three and nine months ended September 30, 2000. For state income taxes in non-unitary states, the Company has not recorded any benefit as a result of its year-to-date loss position.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the nine months ended September 30, 2000 was $0.7 million, a decrease of $8.7 million over the prior year, driven primarily by the $7.8 million reduction in operating losses and $2.3 million reduction in working capital requirements offset by a $1.2 million reduction in deferred revenue as compared to the prior year.

     Net cash used in investing activities for the nine months ended September 30, 2000 was $3.3 million, resulting primarily from the purchase, net of maturities, of short-term investments offset by the proceeds from the sale of the AI stock and divestiture of the French distribution subsidiary. During the prior year, the $6.7 million of net cash flows provided by investing activities resulted primarily from maturities, net of purchases, of short-term investments as well as from the proceeds from the sale of the Imaging business.

     Net cash provided by financing activities for the nine months ended September 30, 2000 was $0.4 million, an increase of $0.4 million over the prior year primarily due to the elimination of debt payments.

     At September 30, 2000, the Company had cash, cash equivalents and short-term investments of $10.7 million and an accumulated deficit of $59.8 million. Since its inception, the Company has experienced operating losses. For the three and nine months ended September 30, 2000, operating losses were $0.4 million and $2.9 million, respectively, which represented an improvement of $3.4 million and $7.8 million as compared to the respective prior year periods. In order to preserve the Company's cash position and to reduce cash used in operating activities, the Company implemented during the first quarter of 1999 a restructuring plan that resulted in the elimination of 20 positions in the U.S., including open positions, thereby reducing ongoing expenditures approximately $1.6 million. During the third quarter of 1999, the Company sold its Imaging business to AI for total consideration of $3.0 million. Of the $3.0 million in total consideration, the Company has received $2.2 million in cash and 497,368 shares of AI common stock that was valued upon its receipt at $0.5 million. During July 2000, the Company sold these securities for $1.7 million. In addition, AI is further obligated to pay $0.3 million in January 2001. Upon completion of the Imaging business sale, the Company refocused on its core technologies and during the fourth quarter of 1999 eliminated 37 positions, including open positions as well as certain positions previously associated with the Imaging business, thereby reducing ongoing annual cash expenditures by approximately $2.7 million. At September 30, 2000, the Company has paid substantially all of the severance costs related to the 1999 restructuring plans. In addition, the Company sold during December 1999 its French distribution subsidiary for approximately $1.1 million, which has been adjusted for the effect of foreign currency translation. As of September 2000, the Company has received $1.0 million with the remaining balance of $0.1 million due by March 2001.

     The Company believes that its current cash and short-term investment position, and the interest to be earned thereon, will be sufficient to fund the Company's operations through, at least, the end of year 2001. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's requirements for additional capital will depend on many factors, including growth in product revenue; payments received under existing and potential collaborative agreements; the availability of government research grant payments; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; costs of product liability claims; and the development of manufacturing, sales and marketing capabilities. To the extent capital resources, including payments from existing and possible future collaborative agreements and grants, together with the net proceeds of the Offering are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies and operation of its businesses. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations or to obtain funds through entering into collaborative agreements on unattractive terms. The Company's inability to raise capital as and when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company's exchange rate risk is limited to its European operations. The Company's foreign currency exchange rate risk results primarily from the foreign currency translation of its foreign operations' financial results and from the foreign operations' intercompany purchases of inventory. The majority of the intercompany purchases are to be paid for within standard payment terms of 30 days. Sales throughout the rest of the world are denoted in U.S. dollars. For the three and nine months ended September 30, 2000, the foreign exchange rates utilized to translate the Company's international subsidiaries' local currency financial results into U.S. dollars declined 14% and 13%, respectively, as compared to the prior year periods due to the strengthening of the U.S. dollar against the local currency of these subsidiaries which resulted in a $0.2 million and $0.5 million reduction in net earnings for the three and nine months ended September 30, 2000, respectively, in comparison to the prior year periods. The foreign currency translation loss included in shareholders' equity resulting from the translation of the financial statements of the Company's international subsidiaries into U.S. dollars increased by $0.2 million and $0.3 million for the three and nine months ended September 30, 2000, respectively. Interest rate exposure is primarily limited to the $9.5 million of short-term investments owned by the Company. Such securities are debt instruments which generate interest income for the Company on excess cash balances. The Company does not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments.

     The Company does not consider the present rate of inflation to have a significant impact on its business.

                           PART II: OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     As previously disclosed in the Company's Form 10-Q for the quarter ending June 30, 2000, the Company is named as the defendant in a declaratory judgment suit filed in the United States District Court in the Southern District of California (San Diego) by Gen-Probe, Inc. The suit seeks a declaration that the Company's U.S. Patent No. 5,750,338 is invalid and not infringed by certain products for detecting the presence of hepatitis C virus and human immunodeficiency virus in blood specimens. The Company understands that Chiron, Inc. is currently marketing the products in Australia, France and Germany pursuant to licenses granted by the Company to Gen-Probe and Chiron. The suit also seeks an injunction restraining the Company from interfering with activities by Gen-Probe and its partners regarding these and other products in development; damages and other relief for unfair competition; and a declaration of Gen-Probe's rights and obligations under its license to the `338 patent. The parties are taking discovery. The trial is projected to occur in about November 2001. The Company believes Gen-Probe's claims are without merit and intends to defend its rights vigorously.

     As also reported, the Company has filed an application to reissue the `338 patent with the United States Patent & Trademark Office. The reissue application requests the Patent Office to supplement the claims of the issued patent with new claims of intermediate scope. The application is pending.

     Neither loss of the suit filed by Gen-Probe nor an adverse ruling by the Patent Office to the reissue application would limit the sales or marketing of any of the Company's present or planned products, but could result in the loss of revenue resulting from the licenses granted to Gen-Probe and its partners and other potential licenses granted under the `338 patent. Although there can be no assurance as to the ultimate outcome of the suit, based upon the information available at this time it is the opinion of the Company's management that the outcome of this suit will not have a material adverse effect on the Company's business, results of operations and financial condition.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the IPO (see Note 1 of the Notes to Consolidated Financial Statements for further discussion), the Company received net proceeds of $32.1 million from the sale of 3,000,000 shares of its Common Stock. From the closing date of the

IPO, February 10, 1998, to September 30, 2000, the Company used such net offering proceeds as follows (in millions):

Repayment of note payable-BP Amoco ......................................................        2.0
Acceleration of product development, expansion of sales and marketing capabilities
     and funding of increased working capital requirements and ongoing operations .......       30.1
                                                                                                ----
Total ...................................................................................    $  32.1
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

                                   VYSIS, INC.



Date:  November 13, 2000         By: /s/ JOHN R. SLUIS
                                     ------------------------------------------
                                     Name:  John R. Sluis
                                     TITLE: SR. VICE PRESIDENT, FINANCE
                                            AND CHIEF FINANCIAL OFFICER