Form 10-K405
period 2000-12-31
VYSIS INC
filed 2001-03-29
CIK 1016794

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                              ---------------------

                /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     // TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No //

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 2001 was approximately $29.6 million.

     Number of shares of Common Stock outstanding as of March 21, 2001:
10,167,492

                                            DOCUMENTS INCORPORATED BY REFERENCE:
    DOCUMENTS: DEFINITIVE PROXY STATEMENT FOR THE 2001            PART OF THE FORM 10-K INTO WHICH INCORPORATED:
              ANNUAL MEETING OF STOCKHOLDERS                                         PART III

================================================================================

                                TABLE OF CONTENTS
                                     PART I

                                                                                                PAGE

ITEM 1:             Business............................................................................  3
                         General........................................................................  3
                         Genomic Disease Management.....................................................  3
                         Technology Platforms...........................................................  3
                         Business Segment Information...................................................  5
                         Products.......................................................................  5
                         Distributed Laboratory Products ............................................... 11
                         Food Testing Products.......................................................... 11
                         Sales and Marketing ........................................................... 11
                         Manufacturing.................................................................. 12
                         Collaborations................................................................. 13
                         Patents, License Rights and Proprietary Information ........................... 14
                         Ability to Practice Technology................................................. 15
                         Competition.................................................................... 17
                         Government Regulation.......................................................... 17
                         Employees...................................................................... 18
                         Executive Officers............................................................. 18
                         Scientific Advisory Board...................................................... 19
ITEM 2:             Properties.......................................................................... 22
ITEM 3:             Legal Proceedings................................................................... 22
ITEM 4:             Submission of Matters to a Vote of Security Holders................................. 23

                                     PART II

ITEM 5:             Market for the Registrant's Common Equity and Related Stockholder Matters........... 23
ITEM 6:             Selected Financial Data............................................................. 23
ITEM 7:             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..........................................................................
                         Overview....................................................................... 25
                         Results of Operations.......................................................... 25
                         Income Taxes................................................................... 27
                         Liquidity and Capital Resources................................................ 27
                         Recent Accounting Pronouncements............................................... 28
ITEM 7A:            Quantitative and Qualitative Disclosures About Market Risk.......................... 29
ITEM 8:             Financial Statements and Supplementary Data......................................... 29
ITEM 9:             Changes in and Disagreements With Accountants on Accounting and Financial
                    Disclosure.......................................................................... 29

                                                        PART III

ITEM 10:            Directors and Executive Officers of the Registrant.................................. 29
ITEM 11:            Executive Compensation ............................................................. 29
ITEM 12:            Security Ownership of Certain Beneficial Owners and Management...................... 29
ITEM 13:            Certain Relationships and Related Transactions ..................................... 29

                                                        PART IV

ITEM 14:            Exhibits, Financial Statement Schedules and Reports on Form 8-K .................... 30

SIGNATURE............................................................................................... 56

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Vysis, Inc. ("Vysis" or the "Company") is a Genomic Disease Management company that develops, commercializes and markets Deoxyribonucleic Acid ("DNA")-based clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. Vysis currently markets six U.S. Food and Drug Administration ("FDA") or foreign cleared or approved clinical ("Clinical") products in addition to distributing over 300 Analyte Specific Reagent ("ASR") and research products ("ASR/Research") through its direct sales operations in the United States and Europe and a worldwide distribution network covering 59 countries. The Company's wholly owned subsidiary, Gene-Trak Systems Industrial Diagnostics Corporation, manufactures and markets food testing kits based on DNA probes.

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

     On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share (the "Common Stock") at a price of $12.00 per share (the "Offering"). The net proceeds of the Offering after deducting expenses were approximately $32.1 million. Concurrent with the consummation of the Offering, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP Amoco in exchange for a reduction of $8.1 million in the Company's note payable to BP Amoco. As of March 21, 2001, BP Amoco beneficially owned approximately 66 percent of the Company's outstanding Common Stock.

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

TECHNOLOGY PLATFORMS

     Genomic Disease Management requires the ability to assess abnormalities of chromosomes, individual genes within chromosomes and specific DNA sequences within genes. No single technology is capable of assessing all of these different types of abnormalities. To address this issue, the Company has three complementary technology platforms that detect the full range of genetic abnormalities from large chromosomal aberrations to smaller abnormalities associated with abnormal numbers of the same gene and the smallest mutations within specific gene sequences. Vysis' three technology platforms include: the CELLULAR GENOMICS PLATFORM (also known as the Fluorescence IN SITU Hybridization ("FISH") System), which detects chromosomal copy number and rearrangement (large genetic structures), the GENOMIC MICROARRAY PLATFORM (also known as the GenoSensor(TM) System), which detects gene copy number and expression (smaller genetic structures), and the MOLECULAR LAWN(TM) SYSTEM, which detects specific gene sequences and their mutations (smallest genetic structures). The Company is presently focusing its research and development efforts on the Cellular Genomics and Genomic Microarray Platforms.

CELLULAR GENOMICS PLATFORM

     The Company's Cellular Genomics assays provide the ability to simultaneously assess multiple chromosomal and gene abnormalities in a single intact cell. The FISH technique also provides the ability to perform cell by cell quantitative assessment of genetic changes in tissue specimens routinely used by pathologists for diagnosis. FISH is useful primarily to detect gross or large chromosomal changes, such as extra chromosomes, missing chromosomes, chromosomal translocations, and gene amplifications and deletions. The Company's Cellular Genomics Platform consists of automated processing instruments used with the Company's patented direct label FISH DNA probes.

     Vysis is continuing to refine the automated instruments used in conjunction with the Company's direct label FISH probes. The Company's HYBrite(TM) instrument automates the hybridization process in a temperature controlled environment. The Company began shipping in 1999 its VP 2000(TM) Processor, a high throughput instrument that automates the specimen preparation steps of FISH assays, which is estimated to eliminate 70 percent of the labor used for sample preparation. In July 1999 the Company sold its Quips(TM) cytogenetic imaging instrumentation ("Imaging") business, which provides integrated solutions to enhance and automate the visualization, analysis, and storage of FISH images, to Applied Imaging Corp. ("AI"). See Note 10 of Notes to Consolidated Financial Statements for further discussion of the Imaging business sale.

GENOMIC MICROARRAY PLATFORM

     The Genomic Microarray Platform comprises the GenoSensor System, which uses the Company's patented comparative genomic hybridization ("CGH") technology to survey the entire genome for chromosomal changes in a single test. The fundamental principle of CGH is to compare an abnormal or test DNA or Ribonucleic Acid ("RNA") specimen to a reference DNA or RNA in order to detect genetic aberrations. This method, like FISH, does not require culturing of "metaphase cells" for a metaphase spread preparation from the sample. For this reason, CGH enables genetic testing of tissues that are not amenable to culture such as tumor tissues. In contrast to traditional FISH technology that typically involves use of a specific probe to a known chromosomal abnormality, CGH can be used to investigate an entire genome even when a suspected genetic aberration is unknown.

     Vysis is continuing to develop a ready-to-use array of DNA probes on a miniaturized chip, the Ampli-Onc(TM) Microarray, which incorporates its patented CGH technology. Each element of the array will contain DNA from a defined location on a normal human chromosome and, in total, the collection of elements may represent the entire genome. This system is intended to enable simultaneous assessment of a large number of genes in a patient's specimen for abnormalities in the specific gene count. The GenoSensor System products consist of individual Ampli-Onc Microarrays, a high speed camera based reader and specimen processing reagents. The Company began shipping the first Ampli-Onc Microarray, designed for research use to detect gene amplification of 58 different genes, in December 1999. The Company currently is manufacturing commercial quantities of the Ampli-Onc Microarrays with a first generation robotic system and is developing a higher throughput, next generation robotic manufacturing system.

MOLECULAR LAWN SYSTEM

     The Molecular Lawn System uses the Company's patented Q-beta replicase ("QBR") amplification technology to detect specific gene sequences. QBR provides a quantitative measure of a specific gene sequence in either human, viral or bacterial DNA. A Molecular Lawn consists of individual or multiple probe sequences attached to the surface of a miniaturized solid support, similar to the blades of grass on a lawn. This technology platform enables the detection of small genetic targets associated with disease predisposition and early detection of disease. The Company completed a strategic reassessment of its Molecular Lawn platform in March 1999 and deferred near term research and development of the Molecular Lawn platform to allow the Company to focus on products for the Cellular Genomics and Genomic Microarrray platforms. The Company does not anticipate resuming Molecular Lawn research in 2001.

BUSINESS SEGMENT INFORMATION

     The Company operates in two business segments: genetic testing and food testing products. See Note 18 of Notes to Consolidated Financial Statements for financial information regarding each of the Company's segments.

PRODUCTS

CLINICAL DIAGNOSTIC PRODUCTS

     Vysis is developing, commercializing and marketing Clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. The Company's lead cancer product, the PathVysion(TM) HER-2 DNA Probe Kit, was approved by the FDA in December 1998 to detect amplification of the HER-2/NEU gene via fluorescence IN SITU hybridization ("FISH") in formalin-fixed, paraffin-embedded human breast cancer tissue specimens. Results from the PathVysion Kit are intended for use as an adjunct to existing clinical and pathologic information currently used as prognostic factors in stage II, node-positive breast cancer patients. The PathVysion Kit is further indicated as an aid to predict disease-free and overall survival in patients with stage II, node-positive breast cancer treated with adjuvant cyclophosphamide, doxorubicin, and 5-fluorouracil (CAF) chemotherapy. The PathVysion HER-2 DNA Probe Kit was registered in February 2000 by the French regulatory committee, the Agence Francaise de Securite Sanitaire des Produits de Sante ("AFSSAPS") for marketing in France. The Company's lead prenatal product, the AneuVysion(R) Assay for the detection of chromosome abnormalities on the X, Y, 13, 18 and 21 chromosomes, was cleared by the FDA in October 1997 and by the AFSSAPS in March 1998. The Clinical products represented approximately $5.9 million, or 27.1 percent, of the Company's $21.9 million of product revenues in 2000, approximately $4.1 million, or 19.7 percent, of the Company's $20.9 million of product revenues in 1999, and approximately $2.6 million, or 12.2 percent, of the Company's $21.5 million of product revenues in 1998.

     The Company's Clinical diagnostic product commercialization process involves four distinct stages prior to marketing which include, in order: research, development, clinical trials and regulatory review. The Company's cancer clinical product development is focused in two areas: (1) Early detection of disease, and (2) Therapeutic response prediction.

                                CLINICAL PRODUCTS

PRODUCT               TECHNOLOGY PLATFORM         APPLICATION           INTENDED UTILITY           STAGE
-------               -------------------         -----------           ----------------           -----

CANCER
------
CEP(R)8               Cellular Genomics           Chronic Myelogenous   Disease monitoring         MARKETING (FDA
                                                  Leukemia, myeloid                                510(k) cleared
                                                  disorders                                        November 1996)

CEP(R)12              Cellular Genomics           Chronic Lymphocytic   Disease progression and    MARKETING (FDA
                                                  Leukemia              disease monitoring         510(k) cleared
                                                                                                   January 1997)

CEP(R)X/Y             Cellular Genomics           Bone marrow           Disease monitoring         MARKETING (FDA
                                                  transplantation                                  510(k) cleared
                                                                                                   January 1997)


PRODUCT               TECHNOLOGY PLATFORM         APPLICATION           INTENDED UTILITY           STAGE
------                -------------------         -----------           ----------------           ------
PathVysion(TM)        Cellular Genomics           Breast cancer         Selection of therapy and   MARKETING
HER-2                                                                   prognosis                  (FDA PMA
                                                                                                   approved
                                                                                                   December 1998;
                                                                                                   additional
                                                                                                   clinical trial
                                                                                                   underway)

Breast Panel          Cellular Genomics           Breast cancer         Selection of therapy       RESEARCH

Lung Panel            Cellular Genomics           Lung Cancer           Selection of therapy       RESEARCH

Vysis(R)UroVysion     Cellular Genomics           Bladder cancer        Early detection (disease   REGULATORY
                                                                        recurrence monitoring)     REVIEW

Vysis(R)UroVysion     Cellular Genomics           Bladder cancer        Early detection (in        DEVELOPMENT
                                                                        symptomatic patients)

Vysis(R)UroVysion     Cellular Genomics           Bladder cancer        Early detection (in        DEVELOPMENT
                                                                        asymptomatic, high-risk
                                                                        patients)

Lung Panel            Cellular Genomics           Lung cancer           Early detection (in        RESEARCH
                                                                        high-risk patients)

Cervical Panel        Cellular Genomics           Cervical cancer       Early detection (in Pap    RESEARCH
                                                                        smears)

Breast Panel          Cellular Genomics           Breast cancer         Early detection (in        RESEARCH
                                                                        nipple aspirates)

                                                                        Early detection (in rare
Blood Screen Panel    Cellular Genomics           Solid Tumors          cells in blood sample)     RESEARCH

PRENATAL
--------
TriGen(TM)            Cellular Genomics           Trisomy 21 (Down      Detection of chromosomal   MARKETING
                                                  syndrome), sex        abnormalities associated   (AFSSAPS
                                                  chromosome disorders  with mental retardation    registered in
                                                                        and other birth defects    June 1997;
                                                                                                   "Export Only")

AneuVysion            Cellular Genomics           Trisomy 21 (Down      Detection of chromosomal   MARKETING
                                                  syndrome), and other  abnormalities associated   (FDA 510(k)
                                                  chromosomal disorders with mental retardation    cleared October
                                                                        and other birth defects    1997; AFSSAPS
                                                                                                   registered in
                                                                                                   March 1998)

Aneu-Del-Tel(TM)Chip  Genomic Microarrays         Trisomy 21 (Down      Detection of essentially   RESEARCH
                                                  syndrome), and other  all chromosomal
                                                  chromosomal disorders abnormalities causing
                                                                        common mental retardation
                                                                        and other birth defects

Fetal Screen          Cellular Genomics           Trisomy 21 (Down      Detection of mental        RESEARCH
                                                  syndrome), and other  retardation and other
                                                  chromosomal disorders birth defects from fetal
                                                                        cells in maternal blood
                                                                        circulation

CANCER PRODUCTS

     The Company markets FDA cleared or approved products for leukemia and breast cancer, and is currently focusing its cancer product development efforts on breast, bladder, lung and cervical cancers.

     LEUKEMIA. The Company markets three Clinical products, each based on the FISH System, for use in management of leukemia. The CEP 8 Probe Kit was cleared by the FDA in November 1996 by a 510(k) premarket notification and is used for the detection of the abnormal occurrence of three copies of chromosome 8. This product is used as an adjunct to standard cytogenetic analysis for identifying and enumerating chromosome 8 via FISH in interphase nuclei and in metaphase spreads of cells obtained from bone marrow in patients with myeloid disorders chronic myelogenous leukemia (CML), acute myeloid leukemia (AML), myeloproliferative disorder (MPD), myelodysplastic syndrome (MDS), and hematological disorders not otherwise specified (HDNOS). It is not intended to be used as a stand alone assay for test reporting. Standard cytogenetics, also called karyotyping, involves the direct microscopic examination of the chromosomes of cells in a blood or tissue sample. This information provides the physician with an indication of early blast crisis which is important when considering bone marrow transplantation therapy.

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

     BREAST CANCER. The Company received FDA approval of a PMA application in December 1998, for its first breast cancer product, the PathVysion(TM) HER-2 DNA Probe Kit. Results from the PathVysion HER-2 test are intended to rapidly assess the amplification of the HER-2/NEU gene for use as a predictive marker for response to adriamycin-based chemotherapy. The Company's marketing partner, Fujisawa Pharmaceutical Co., is performing clinical trials of the PathVysion HER-2 kit for Japan regulatory approval.

     The Company's HER-2 product, which uses a Cellular Genomics' FISH assay, is a locus specific, direct label DNA probe for the HER-2/NEU gene. This assay is designed for the detection and quantification in tissue cells of the HER-2/NEU gene and chromosome 17, on which the HER-2/NEU gene resides. The Company's product includes a second DNA probe specific for chromosome 17, to distinguish gene amplification from the presence of extra copies of chromosome 17.

     BREAST CANCER PANEL. Because cancer is considered a multi-gene event, the Company believes that appropriate patient management may require simultaneous testing for multiple genetic abnormalities. The Company is developing a FISH probe panel for breast cancer that includes HER-2 and another amplified target gene.

     LUNG CANCER KIT. The Company is researching a Cellular Genomics' FISH assay designed to measure gene amplification of the Epidermal Growth Factor Receptor ("EGFR"). The planned kit includes a direct label DNA probe for the EGFR gene and a second probe specific for chromosome 7, on which EGFR resides. The Company believes that detection of EGFR gene amplification can be used to predict therapeutic response for anti-EGFR lung cancer therapy.

     BLADDER CANCER PANELS. The Company is developing the Vysis(R) UroVysion DNA Probe Kit, based on the Cellular Genomics platform, which is designed to provide simultaneous analysis of multiple genetic markers in cells from routine urine specimens for detection of recurrence of bladder cancer. In 1999 the Company completed a 200 patient preclinical trial of the assay at the Mayo Clinic. In October 2000, The Company submitted a 510(k) application on this assay for monitoring recurrence of bladder cancer and the application is in regulatory review. The Company is currently designing two additional clinical trials to support first, a claim for the early detection of bladder cancer in symptomatic patients and second, a claim for screening for the presence of bladder cancer as part of annual physical exams for patients in high-risk categories for bladder cancer.

     LUNG CANCER PANEL. The Company is developing a Cellular Genomics-based panel for use on testing of sputum samples for the early identification of lung cancer. The Company believes that, similar to the PathVysion Bladder assay of urine samples, a FISH probe panel can identify cancerous cells present in sputum samples before conventional test methods can detect the presence of lung cancer. The Company is currently researching the probes to be included in the panel in collaboration with the Mayo Clinic.

     CERVICAL CANCER PANEL. The Company is developing a Cellular Genomics-based panel for use on testing Pap smear samples classified as "ASCUS" (abnormal squamous cells of unknown significance). The Company believes that a FISH panel with probes identifying cancer-related genetic abnormalities in the cells classified as ASCUS will be of significant medical value. The Company is currently researching several leads for this panel.

     BREAST CANCER PANEL. The Company believes that information regarding the genetic composition of cells contained in nipple aspirates could distinguish between women at high risk of breast cancer who should be monitored more closely. The Company is developing products for testing nipple aspirates that include a panel of genetic markers designed to provide information indicating which patients should receive more aggressive management.

     GENERAL CANCER SCREEN. The Company is researching a Cellular Genomics' FISH probe panel to be applied to rare circulating tumor cells present in a patient's blood sample. This research is expected to couple the existing and emerging technologies to identify rare solid tumor cells in blood samples with the Company's chromosome based analysis for the early detection of cancer.

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

     The Company's first prenatal diagnostic product, based on the Cellular Genomics Platform, is the TriGen Assay for the direct diagnosis of Down syndrome (trisomy 21, three copies of chromosome 21) and sex chromosome abnormalities (aneuploidies of chromosomes X and Y). The product is designed to diagnose these abnormalities on a single slide within 24 hours from cells obtained by amniocentesis. Clinical trials conducted by the Company at 18 laboratories involving 558 patients demonstrated 100 percent correlation of TriGen results to standard karyotyping results. The French regulatory committee, the AFSSAPS, registered the product in June 1997 as a stand alone diagnostic test. The product is only available in the European markets and is for export use only.

     The Company's AneuVysion product is a FISH panel for the detection of the trisomy 21 abnormality (Down syndrome), sex chromosome abnormalities and two additional chromosomal abnormalities. The Company's submission on its AneuVysion prenatal product was cleared by the FDA as a 510(k) in October 1997 and approved by the French regulatory committee, the AFSSAPS, in March 1998. Clinical trials conducted by the Company at 31 laboratories involving 1,516 patients demonstrated 99.9 percent correlation of AneuVysion results to standard karyotyping for those chromosomal abnormalities that represent approximately 85 percent of the chromosomal abnormalities associated with mental retardation and other birth defects. In the United States, the AneuVysion product is cleared as an adjunct to standard cytogenetic testing of amniocentesis specimens and in France is registered as a stand alone diagnostic test. A two-year study involving over 3,000 patients tested with the AneuVysion assay was reported in 1999 as having no false positive results and one false negative result. In December 2000 the American College of Medical Genetics ("ACMG") issued revised clinical practice policy for the clinical use of FISH for pre- and post-natal testing. The revised policy describes FISH technology as highly accurate and states that FISH prenatal test results may be routinely reported without waiting on the full karytyping results. The Company filed a 510(k) supplement with the FDA seeking an amendment of AneuVysion's product labeling to show the new ACMG reporting policy. The Company believes the ACMG policy revisions will lead to improved AneuVysion sales in the U.S.

     The Company is conducting research on a Genomic Microarray-based prenatal microarray product, the Aneu-Del-Tel(TM) microarray, that is intended to simultaneously detect multiple chromosome aneusomies, microdeletions and unbalanced chromosome translocations. These abnormalities may account for essentially all of the causes of common mental retardation and other birth defects detectable with conventional amniocentesis and karyotyping.

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

     Maternal blood has been shown to contain cells derived from the fetus, although these cells are exceedingly rare. Researchers such as the National Institutes of Health Fetal Cell Study consortium, funded by the U.S. National Institutes of Health, have demonstrated the feasibility of genetic analysis of fetal cells isolated from maternal blood. However, obtaining a sufficient number of fetal blood cells for analysis has been difficult and generally not suitable to routine clinical application. The Company is continuing research on a system to identify fetal cells in maternal blood specimens and detect chromosomal abnormalities in those cells. Such a system is expected to include reagents to identify fetal cells and the Company's currently developed FISH probe products (for chromosomes 13, 18, 21, X and Y).

ASR/RESEARCH PRODUCTS

     Vysis currently markets over 300 DNA probes and related reagent products that were marketed under research use only ("RUO") labeling before November 23, 1998, when new FDA regulations went into effect. The Company has converted the labeling of most of these products to Analyte Specific Reagents ("ASR's") under the new regulations. ASR products must be manufactured under the FDA's Quality System Regulations (formerly the Good Manufacturing Practice rules), and can be used by high complexity testing laboratories, as certified under the Clinical Laboratories Improvement Act ("CLIA"), for clinical diagnosis provided that the laboratory validates the analytical characteristics of the assay and uses an FDA mandated disclaimer when reporting the results. The Company is not permitted to make marketing claims on either the analytical or the clinical performance of any ASR product. See Business - Government Regulation. Sales of ASR products are categorized in ASR/Research products (see Note 18 of Notes to Consolidated Financial Statements). The Company introduced 19 new ASR/Research products in 2000. The ASR/Research reagent product line represented approximately $11.2 million, or 51.1 percent, of the Company's $21.9 million of product revenues in 2000, approximately $9.5 million, or 45.4 percent, of the Company's $20.9 million of product revenues in 1999, and approximately $8.5 million or 39.3 percent, of the Company's $21.5 million of product revenues in 1998.

     The Company markets six FISH ASR/Research probe product lines, respectively marketed as WCP(R), CEP(R), LSI(R) and MultiVysion, TelVysion, ToTelVysion, ProVysion and SpectraVysion probes and various reagents. These products are used in a wide range of genetic research and can be used for clinical diagnostics under the ASR regulations noted above. The Company also markets Comparative Genomic Hybridization reagents for ASR/Research use.

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

     TELVYSION PROBES. Telomeres are unique sequences of DNA at the end of chromosomes that contain a large number of genes. Telomeres play an integral role in chromosome biology, structure, and function. Changes in the gene-rich chromosome regions near telomeres, such as deletions or translocations frequently missed by traditional karyotyping, have been implicated as causes of mental retardation and cancer. The Company markets the TelVysion line of individual locus specific FISH probes targeted at the gene-rich regions near the telomeres for research in chromosomal causes of mental retardation and cancer. The Company in 2000 introduced the ASR ToTelVysion multi-color 41 telomere probe set to simultaneously assess 41 sub-telomere regions.

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

See Note 10 of Notes to Consolidated Financial Statements for further discussion of the Imaging business sale. The instrument product line represented approximately $1.9 million, or 8.7 percent, of the Company's $21.9 million of product revenues in 2000, approximately $3.3 million, or 15.6 percent, of the Company's $20.9 million of product revenues in 1999, and approximately $6.6 million, or 30.9 percent, of the Company's $21.5 million of product revenues in 1998.

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

     GENOSENSOR(TM) Reader. The GenoSensor Reader, which the Company began shipping in 1999, is a proprietary reader designed to quickly capture fluorescent image data from the Ampli-Onc MicroArray after assay performance. The Reader incorporates image processing software that permits analysis and calculation of gene amplification or deletion in the test sample for each gene in the microarray.

DISTRIBUTED LABORATORY PRODUCTS

     The Company's former wholly-owned subsidiary, Vysis Sarl, marketed a line of laboratory products on a distributor basis primarily in France. These products included laboratory ventilation systems, growth media and humidifier cabinets. Sales of these products were approximately $1.1 million in 1999 and $1.2 million in 1998. The Company sold Vysis Sarl and the rights to this product line to Applied Genetics Services, Ltd. in December 1999. See Note 11 of Notes to Consolidated Financial Statements.

FOOD TESTING PRODUCTS

     The Company develops, manufactures and commercializes products for the detection and identification of food-borne pathogens to food processors and quality control laboratories. These products, marketed under the Gene-Trak(R) name, include both DNA probe products and antibody kits for the detection of organisms found to contaminate food such as Salmonella, E. coli, Listeria and Listeria monocytogenes. The Company's food testing product revenues were approximately $2.8 million in 2000, approximately $3.0 million in 1999, and approximately $2.6 million in 1998. Sales and marketing of the food testing products are conducted by sales and marketing employees in the United States dedicated solely to the food testing business segment and through separate international distributors. The food testing products are manufactured in a separate facility from that used for the Company's genetic testing products. Compliance with government regulatory requirements for the food testing products is performed by separate employees.

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

     The market adoption rates for its Clinical products improved in 2000, however there can be no assurances that this improvement trend will continue. The Company believes the adoption in France of its prenatal Clinical products has been adversely affected by the French government's 1998 decision to delay action on a recommendation that it approve reimbursement for FISH prenatal tests. The French government has still taken no action on this recommendation, and the Company does not know when or if the French government will approve reimbursement. Continued delays in the acceptance and adoption rates for the Company's Clinical and ASR/Research products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company in 2000 continued efforts to obtain approvals from third party payors, including Medicare and private approvals, for reimbursement for the Company's products. As part of these efforts, the Company renewed a license agreement with the American Medical Association ("AMA") permitting the Company to publish the AMA's "CPT" codes governing reimbursement for the Company's FISH products. The Company includes the CPT codes in its product catalog and web site, along with advice for its customer base on how to pursue reimbursement. The Company believes reimbursement is generally available in all states for the AneuVysion assay. The Company also has obtained reimbursement approval for its PathVysion HER-2 DNA Probe Kit in 47 states with reimbursement decisions pending in 2 states. One state, South Carolina, has denied coverage for the PathVysion HER-2 assay. The failure of the Company's customers to obtain adequate third party payor reimbursement for the Company's Genomic Disease Management products could result in a material adverse impact on the Company's business, financial condition and results of operations.

SALES STRATEGY

     Sales in the United States are conducted by a direct sales force, currently consisting of a national sales manager and seven technical sales representatives. The sales representatives each handle Clinical and ASR/Research reagent sales as well as instrumentation sales. In 2000 the Company introduced an electronic commerce, on-line sales order system on its web site, WWW.VYSIS.COM. European, Middle Eastern and African sales, managed by the President of the Company's European operations, are supported by a 9-person direct sales organization with operations in Germany, France and the United Kingdom.

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

     Sales in the other world markets are conducted through the use of local distributors. These distributors are supported by a U.S.-based International Distribution Manager. See Note 18 of Notes to Consolidated Financial Statements for financial information of the Company organized by geographic area.

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

THE MAYO CLINIC

     The Company funds or collaborates on research performed at the Mayo Clinic in the area of correlation of chromosomal abnormalities to aggressive forms of prostate cancer and genes associated with metastatic potential, in the use of the Vysis UroVysion Bladder assay and in the development of a FISH panel for the early detection of lung cancer, and on new FISH probes for classification of various leukemias and lymphomas.

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

GENENTECH AND F. HOFFMAN-LA ROCHE

     The Company entered into separate collaborative agreements with Genentech, Inc. and F. Hoffman-La Roche ("Roche") relating to the use of the PathVysion HER2 assay to select patients for Herceptin(R) therapy. The Herceptin therapy was developed by Genentech and targets the HER2 protein with a humanized monoclonal antibody. It was approved by the FDA for use in treating metastatic breast cancer in September 1998. Genentech has licensed Roche for the distribution of Herceptin outside of the U.S. and Roche has begun to receive Herceptin approvals. Under these collaborations, the Company will supply Genentech and Roche with PathVysion assays for use in their respective clinical trials of Herceptin. Genentech published data at the May 2000 American Society of

Clinical Oncology meeting in New Orleans showing that the PathVysion assay was a superior predictor of patients likely to respond to Herceptin. Under the Genentech collaborative agreement, the Company and Genentech will make a joint submission to the FDA seeking labeling changes of their respective PathVysion and Herceptin product approvals relating to the use of PathVysion to select patients for Herceptin therapy.

OTHER COLLABORATIONS

     The Company has also established additional research collaborations aimed at generating Clinical product opportunities, although there can be no assurances of successful development of Clinical reagent products based upon any of these research efforts. The Company's collaboration with the University of Chicago aimed at producing a set of telomere probes for each human chromosome and establishing clinical use of these probes for the diagnosis of mental retardation has resulted in the ToTelVysion telomere probe set product release in 2000. The Company is supplying its MultiVysion FISH probe panel for a marketing trial with the Reproductive Genetics Institute directed at establishing the utility of the Company's FISH probes in pre-implantation genetic testing. The Company is collaborating with the University of Glasgow, Glasgow, Scotland, on the use of AmpliOnc microarrays to analyze breast cancer.

PATENTS, LICENSE RIGHTS AND PROPRIETARY INFORMATION

     The Company currently holds or has exclusive licenses to 141 issued United States patents or allowed United States patent applications, to 62 pending United States patent applications, and to additional foreign patents and pending patent applications in various areas of genetic and infectious disease testing.

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

GENOMIC MICROARRAY TECHNOLOGY

     The Company is exclusively licensed by the University of California under U.S. Patent 5,665,549, "Comparative Genomic Hybridization (CGH)", issued September 9, 1997, and other pending United States and foreign patent applications claiming basic CGH methods to detect changes in copy number of DNA sequences at a particular chromosome location. The Company is also licensed exclusively by the University of California under U.S. Patent 6,159,685, covering generic CGH assays to detect copy number changes, both chromosomal and gene expression changes. The Company also holds an option from the University of California to obtain an exclusive license to U.S. Patent 5,830,645, "Comparative Fluorescence Hybridization to Nucleic Acid Arrays", issued November 2, 1998, relating to microarray-based CGH assays carried out using a nucleic acid array as the hybridization target, and to pending U.S. and foreign patent applications claiming microarray-based CGH assays. The Company has pending U.S. patent applications relating to its Ampli-Onc and Aneu-Del-Tel Microarrays and the GenoSensor imaging system.

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

CORRELATIONS OF CHROMOSOMAL ABNORMALITIES TO DISEASE

     The Company is pursuing a strategy to acquire rights to methods correlating particular genetic aberrations to disease. These rights will potentially provide opportunities for exclusive positions on clinical assays. For example, U.S. Patent 5,472,842, "Detection of Amplified or Deleted Chromosome Regions", issued December 5, 1995, and its pending foreign counterpart applications, licensed exclusively from the University of California, cover methods of detection of a chromosomal abnormality on chromosome 20 at locus 20q13 which has been correlated to certain forms of breast cancer. The Company holds an option from the University of California for an exclusive license for therapeutic and diagnostic uses to United States and foreign patent applications claiming gene sequences in the chromosome 20q13 locus. The Company and the Mayo Clinic jointly own U.S. Patent 6,174,681 covering the Vysis UroVysion Bladder test. The Company holds an exclusive license to a U.S. patent application filed by the Mayo Clinic for a FISH assay to identify aggressive prostate cancer. The Company is also exclusively licensed under United States and foreign patent applications from the University of California, St. Jude Children's Research Hospital, Canji, Inc., the U.S. National Institutes of Health and the California Pacific Medical Center claiming methods to diagnose disease based upon correlations of particular chromosomal abnormalities for colon cancer, breast cancer, lung cancer, bladder cancer, ovarian cancer, prostate cancer, gliomas and leukemias.

ABILITY TO PRACTICE TECHNOLOGY

     The Company's success will depend to a substantial degree upon its ability to operate its business and to develop, manufacture, market and sell its products without infringing the proprietary rights of third parties. However, numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of nucleic acid technology and clinical diagnostic technology. A partial list of more specific technologies in these general fields includes patents and patent applications relevant to nucleic acid probe manufacturing, including array manufacturing, labels for nucleic acid probes, nucleic acid probe compositions, nucleic acid probe hybridization assays, nucleic acid amplification methods, full length gene sequences, full length expressed gene sequences, partial gene and expressed gene sequences, gene expression assays, correlations of chromosome or gene abnormalities to disease, gene point mutation detection assays, oligonucleotide and polynucleotide array hybridization methods, patient sample processing, fetal cell identification and separation, imaging apparatus and methods, infectious disease detection assays, miniaturized or microfluidic-based nucleic acid assays, food testing assays and apparatus related to these technologies. The Company expects that additional United States and foreign patents owned by third parties will issue and additional United States and foreign patent applications owned by third parties will be filed in these fields. The Company further believes that the level of patent competition in these fields is sufficiently high that patent litigation in these fields is likely to occur.

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

     The patent position of a company utilizing biotechnology generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that any patents owned by or licensed to the Company will not be challenged and subsequently invalidated or circumvented, or that such patents will be sufficiently broad to afford protection against third parties who develop or use similar technology, or that any of such patents will be successfully asserted against any infringing activity, or that any of the Company's patent rights will be successfully cross-licensed to third parties in exchange for a license under their patent rights. In addition, there can be no assurance that any pending United States or foreign patent applications owned or licensed by the Company or those acquired or licensed by the Company in the future will result in issued patents, or that such applications will not be subject to foreign opposition seeking the revocation of a Company patent or to United States patent interference seeking a determination that the Company or its collaborators were not the first inventor of a particular patent or patent application, or that the Company or its collaborators will develop additional technologies that are patentable, or that any patents owned or licensed to the Company will provide a basis for commercially viable products or services or a basis for generation of licensing revenue.

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

COMPETITION

     Competition in clinical diagnostics and genomics is intense and is expected to increase as the market for Genomic Disease Management products develops. Competition is and will continue to be based on quality, reliability, accuracy, ease of use, price and product line offering. Ventana Medical Systems, Inc. ("Ventana") acquired the FISH oncology-related assets of Oncor, Inc., formerly a major competitor in the supply of FISH products to the research market. Ventana has begun marketing of the former Oncor products, including the clinical Inform HER-2/NEU FISH product. Ventana also markets immunohistochemistry ("IHC") reagents and has obtained FDA approval to market an IHC test to detect HER-2 gene overexpression that competes with the PathVysion assay. Dako USA also markets an IHC assay, the Herceptest(TM), that competes with the PathVysion HER-2 assay. The Company is aware of other entities that currently market ASR/RUO nucleic acid products, which may have the ability to compete with the Company in the clinical market. In addition, many reference laboratories and research institutions produce their own FISH probes for internal use.

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

     The ASR regulations restrict sales of ASR reagents to (1) clinical laboratories certified under the Clinical Laboratories Improvement Act as high complexity testing laboratories, (2) clinical device manufacturers and
(3) laboratories and other organizations performing tests for purposes other than human or animal diagnostic information. The ASR regulations further permit clinical laboratories to offer diagnostic tests based upon use of ASR reagents, provided that the laboratory establishes the analytical validity of the test and that the laboratory includes a disclaimer with the test reports that the FDA has not reviewed nor approved the test. The Company has converted the labeling of most of its previous RUO reagents to ASR labeling in compliance with the ASR regulations. The FDA has not yet taken any regulatory action under the ASR regulations, nor issued any guidance documents on the ASR regulations.

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

EMPLOYEES

     As of March 21, 2001, the Company had 133 full-time employees (including seven open positions), of whom 17 hold Ph.D. degrees, one holds an M.D. degree and 21 hold other advanced degrees. Of the Company's total work force, 38 positions are in research and development, 31 are in operations and 41 are in sales, general and administrative positions including sales, marketing, legal, finance, management information services, human resources and administration. The Company believes that its future success will depend, in part, on its continuing ability to attract, retain, and motivate qualified scientific, technical, and managerial personnel. The Company faces intense competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS

     The executive officers of the Company, their ages as of January 1, 2001, and their present positions with the Company are as follows:

NAME                        AGE   POSITION
----                        ---   --------
John L. Bishop...........    56    President, Chief Executive Officer and Director
Russel K. Enns...........    52    Vice President, Regulatory Affairs
Robert J. Koska..........    43    Vice President, Sales and Marketing
William E. Murray........    47    Vice President, General Counsel and Secretary
Steven A. Seelig.........    52    Senior Vice President, Research and Development and Chief Medical Officer
John R. Sluis............    55    Senior Vice President, Finance and Chief Financial Officer
Paul J.J.G. Steuperaert..    61    President, European Operations

     JOHN L. BISHOP has served as President and as a Director since November 1993 and became Chief Executive Officer in February 1996. Mr. Bishop was elected in March 1999 to the board of directors of the American College of Medical Genetics Foundation. Mr. Bishop is a member of the Board of Directors of Nyxis, Chicago, Illinois, a privately held developer of drugs for neurological disorders. Mr. Bishop has over 25 years experience in developing and operating diagnostics businesses. From 1991 until November 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe Corporation, a manufacturer of DNA probe diagnostics and therapeutics and, from 1987 until 1991 of Source Scientific Systems, an original equipment manufacturer of automated diagnostic systems. From 1984 until 1986, Mr. Bishop was President and Chief Operating Officer of Gen-Probe, Inc., a developer and manufacturer of

DNA probe diagnostics for infectious diseases. From 1968 until 1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation.

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

     ROBERT J. KOSKA was appointed Vice President, Sales and Marketing in January 2000. Mr. Koska was previously Director of Marketing since August 1998 and Marketing Manager since joining the Company in June 1996. Prior to joining the Company, Mr. Koska held a variety of marketing and sales management positions and was most recently Eastern Area Sales Manager for Difco Laboratories Inc., a microbiology and infectious disease diagnostic products manufacturer, from April 1989 to May 1996. From September 1983 to April 1989 Mr. Koska held sales positions at Genetic Systems Corporation, a supplier of diagnostic kits and instruments, and Ortho Diagnostic Systems, Inc., a supplier of diagnostic kits and instruments.

     WILLIAM E. MURRAY, J.D., has served as Vice President, General Counsel and Secretary of the Company since March 1994 and Assistant Secretary of the Company from September 1992 to March 1994, while employed by BP Amoco. He became a full-time employee of the Company in January 1996. Mr. Murray served from 1983 through 1995 in BP Amoco's law department in both attorney and patent attorney positions.

     STEVEN A. SEELIG, M.D., PH.D., has served as Vice President, Research and Development and Chief Medical Officer since February 1996. He has held various research management positions with the Company and its predecessors since May 1989. Dr. Seelig was Associate Professor and Director of pediatric endocrinology and metabolism at the University of Minnesota from 1985 to 1989.

     JOHN R. SLUIS has served as Senior Vice President, Finance and Chief Financial Officer since June 2000. Prior to joining the company Mr. Sluis held a variety of management and financial positions with Sanofi Diagnostics Pasteur, a developer of medical diagnostic tests, from 1989 to 1999 including President of its North American operations from 1997 to 1999 and Director (Executive Vice President) of its holding company located in Paris, France from 1994-1997. Prior to his Sanofi experience Mr. Sluis was Chief Financial Officer of Gen-Probe from 1985 to 1989. Mr. Sluis began his career in healthcare with American Hospital Supply Company where he held a number of progressive positions in finance from 1974 to 1985.

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

SCIENTIFIC ADVISORY BOARD

     The following individuals comprise Vysis' Scientific Advisory Board, which plays an active role in guiding Vysis' research and development activities:

     DR. CARLOS CORDON-CARDO, M.D., PH.D., has served as the Director, Division of Molecular Pathology, Department of Pathology, Memorial Sloan-Kettering Cancer Center ("MSKCC"), New York City, New York, since 1995. He is also an Attending Molecular Pathologist, Department of Pathology, MSKCC, and an Associate Professor of Pathology, Cornell University Medical School, Ithaca, New York. Dr. Cordon-Cardo also serves as the present Chair of the Solid Tumors Section of the Association of Molecular Pathology. Dr. Cordon-Cardo holds an M.D. from the Autonomous University of Barcelona, School of Medicine, Barcelona, Spain and a Ph.D. from Cornell University Medical College, Graduate School of Medical Sciences.

     DR. FERDINAND HOFSTADTER, M.D., PH.D., Head of the Department of Pathology, University of Regensburg, Regensburg, Germany, is also the Chairman of the Tumorcentre Regensburg, Germany, and the Vice President (Research and Education), University Clinic, Regensburg. Dr. Hofstadter received his M.D. and his Ph.D. in Pathology from University Innsbruck, Austria. He leads active research in tumor pathology, oncology and molecular pathology.

     ROBERT B. JENKINS, M.D., PH.D., is Associate Professor of Laboratory Medicine, and co-Director of the clinical Cytogenetics and clinical Molecular Genetic Laboratories at the Mayo Clinic, Rochester, Minnesota. Dr. Jenkins is the Associate Director of the Mayo Clinic's Cytogenetics Laboratory and has ongoing research programs into the molecular pathology of prostate, breast and ovarian cancers and gliomas. Dr. Jenkins has published multiple scientific articles on the use of FISH to assess cancer pathology.

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

     KENNETH L. MELMON, M.D., is the Chief Medical Officer for Skolar, Inc., a web-based medical information database and software developer. He is Professor Emeritus of Medicine and Molecular Pharmacology, Stanford University School of Medicine, Department of Medicine and Clinical Pharmacology, Stanford, California. Dr. Melmon was the Arthur L. Bloomfield Professor of Medicine at Stanford University School of Medicine from 1978-1988; was the Chairman from 1978 to 1984 and Associate Chairman from 1989 to 1993 of the Department of Medicine at Stanford University School of Medicine.

     DAVID H. PERSING, M.D., PH.D., is Vice President, Diagnostic Development, Corixa Corporation, and Medical Director, the Infectious Disease Research Institute, Seattle, Washington. Dr. Persing was previously Associate Professor, Department of Laboratory Medicine and Pathology and Department of Clinical Microbiology, Mayo Clinic, Rochester, Minnesota. Dr. Persing leads active research into infectious disease diagnosis by nucleic acid detection.

     DAN PINKEL, PH.D., is Professor, Department of Laboratory Medicine, UCSF Cancer Center, University of California, San Francisco. Dr. Pinkel is the author or co-author of over 50 publications on the uses of FISH; is the co-inventor of U.S. patents on FISH probes for specific chromosomal locations and CGH; and leads active research on array CGH assays and array manufacturing methods.

     DR. MICHAEL F. PRESS, M.D., PH.D., is the Harold E. Lee Chair for Cancer Research Professor at the University of Southern California ("USC"), Los Angeles, California, the Clinical Laboratory Director and Consultant, Laboratory for Breast Cancer Analyses, USC, and a Surgical Pathologist, Women's and Children's Hospital, Los Angeles County and USC Medical Center, and the Coordinator, Breast Cancer Research Program, USC Norris Comprehensive Cancer Center.

     DR. GUIDO SAUTER M.D., is a Professor of Pathology, Institute of Pathology, University Hospital, University of Basel, Basel, Switzerland and leads active research in molecular cytogenetics of cancer, the use of molecular scanning technologies, such as microtumor tissue arrays, to develop tumor predictive and prognostic markers, and urinary bladder cancer. Dr. Sauter holds a Dr. med. from the University of Zurich, Zurich, Switzerland.

     DR. EDISON TAK-BUN LIU, M.D., is the newly appointed Executive Director of the Singapore Genomics Program, and previously served from 1996 as the Director, Division of Clinical Sciences, National Cancer Institute ("NCI"), U.S. National Institutes of Health, Bethesda, Maryland, and from 1997 as the NCI's Chief, Molecular Signaling and Oncogenesis Section, Department of Cell and Cancer. Dr. Liu is a Director of the Board of Directors of the American Association for Cancer Research ("AACR").

     HANS J. TANKE, PH.D., is Chairman, Department of Cytochemistry and Cytometry, Sylvius Laboratory, Leiden University, Leiden, The Netherlands. Dr. Tanke is the author or co-author of multiple publications in the fields of cytology and molecular biology and leads active research programs on detection of IN SITU hybridization results.

     STEPHEN T. WARREN, PH.D., is Investigator, Howard Hughes Medical Institute, the William Patterson Timmie Professor of Human Genetics, and Professor of Biochemistry and of Pediatrics at Emory University School of Medicine, Atlanta, Georgia. Dr. Warren is a Founding Fellow of the American College of Medical Genetics and leads active research into the molecular basis of X chromosome-linked diseases and trinucleotide repeat expansion disorders.

ITEM 2. PROPERTIES

FACILITIES

     The Company's executive offices, research and development activities, manufacturing operations and administrative support are located in Downers Grove, Illinois. This 56,551 square foot facility is leased pursuant to a lease that expires on November 30, 2004. Capacity exists at such location to expand production to accommodate future growth.

     The Company has consolidated its European administrative, technical services, marketing and product warehousing support in a recently constructed facility of approximately 5,200 square feet near Toulouse, France. The Company leases 350 square feet of space near Cologne, Germany under a month-to-month rental agreement. The Company's food testing business leases 10,237 square feet in Hopkinton, Massachusetts under a lease that expires in January 2003.

ITEM 3. LEGAL PROCEEDINGS

     The Company, BP Amoco and other parties had been named as defendants in a patent infringement suit brought by Gen-Probe Incorporated ("Gen-Probe") in the United States District Court in the Southern District of California (San Diego). During August 1999, the parties to the suit agreed to a settlement which has been approved by the Court and resulted in dismissal of the action. The settlement provided for an exchange of certain immunities and patent licenses among the parties. No material amounts of cash were paid by or received by the Company upon completion of the settlement. Pursuant to the settlement, Gen-Probe was granted a royalty-bearing license to the Company's U.S. Patent 5,750,338 ("the `338 patent"). Gen-Probe was also granted an option to acquire a license for its collaboration partners, BioMerieux Corporation, Bayer Corporation and Chiron Corporation. Gen-Probe exercised this option in December 1999.

     On December 22, 1999, the Company was named as a defendant in a Complaint For Declaratory Relief filed by Gen-Probe in the United States District Court in the Southern District of California (San Diego). Gen-Probe filed a First Amended Complaint For Declaratory Relief And Unfair Competition on January 25, 2000. Gen-Probe's amended complaint seeks a declaration that the `338 patent is invalid and not infringed by certain products for detecting the presence of hepatitis C virus and human immunodeficiency virus in blood specimens and an injunction restraining the Company from interfering with the manufacture, sale, license or use of Gen-Probe's products by Gen-Probe, its partners and customers among others. The complaint also seeks damages and other monetary relief for the unfair competition.

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

     The parties are taking discovery. The trial is projected to occur in about January 2002. The Company believes Gen-Probe's claims are without merit and intends to defend its rights vigorously.

     As also disclosed previously, the Company has filed an application to reissue the `338 patent with the United States Patent & Trademark Office seeking clarification of certain matters concerning the '338 patent. The reissue application also requests the Patent Office to supplement the claims of the issued patent with new claims of intermediate scope. The application remains pending.

     Neither loss of the suit filed by Gen-Probe nor an adverse ruling by the Patent Office to the reissue application would limit the sales or marketing of any of the Company's present or planned products, but either result could result in the loss of revenue resulting from the licenses granted to Gen-Probe and its partners and other potential licenses granted under the `338 patent. Although there can be no assurance as to the ultimate outcome of the suit, based upon the information available at this time it is the opinion of the Company's management that the outcome of this suit will not have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the NASDAQ Stock Market, ticker symbol VYSI.

     As of March 21, 2001, there were 10,167,492 shares of Common Stock outstanding held by approximately 89 shareholders of record.

     The following table sets forth the high and low sale prices of the Common Stock for each fiscal quarter during the years ended December 31, 1999 and 2000, as quoted on the NASDAQ Stock Market.

 QUARTER ENDED                           ($) HIGH          ($) LOW
 ---------------------------------     -------------    --------------
 1999
 March 31........................           6.813             3.000
 June 30.........................           4.125             2.625
 September 30....................           6.000             2.875
 December 31.....................           3.938             2.438
 2000
 March 31........................          20.000             3.218
 June 30.........................          12.000             4.187
 September 30....................          11.750             5.875
 December 31.....................           9.625             5.218


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

ITEM 6. SELECTED FINANCIAL DATA

     The statement of operations data presented below for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data presented below at December 31, 2000, 1999 and 1998 have been derived from the financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors. The statement of operations data for the years ended December 31, 1997 and 1996, and the balance sheet data at December 31, 1997 and 1996, have been derived from the financial statements of the Company, which have been audited by other independent accountants. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.


                                                                    YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------
                                             2000            1999           1998             1997            1996
                                          -----------     -----------    ------------    -------------    -------------
STATEMENT OF OPERATIONS DATA:
Revenues:
FDA/AFSSAPS approved clinical
     genetic testing products......          $  5,927        $  4,116       $   2,616         $    406        $    ---

ASR/Research products..............            11,176           9,506           8,463            4,611           2,786
Genetic instrument products........             1,906           3,268           6,650            7,232           4,602
Distributed laboratory products....               ---           1,079           1,175            1,246           1,113
Food testing products..............             2,844           2,977           2,622            2,526           2,521
                                          -----------     -----------    ------------    -------------    ------------
         Total product revenue.....            21,853          20,946          21,526           16,021          11,022
License and other revenue..........             2,138             749           1,444            2,212           2,216
Legal settlement...................               ---             ---             384              ---             ---
                                          -----------     -----------    ------------    -------------    ------------
Total revenues.....................            23,991          21,695          23,354           18,233          13,238
Cost of goods sold.................             5,744           8,134           9,896            8,063           6,127
                                          -----------     -----------    ------------    -------------    ------------
Gross profit.......................            18,247          13,561          13,458           10,170           7,111
Research and development...........             7,508           9,062          11,488           10,533           9,456
Selling, general and
       administrative..............            12,958          16,226          19,683           15,877          15,688
Restructuring expense..............               ---             918             ---              ---             ---
                                          -----------     -----------    ------------    -------------    ------------
Loss from operations...............            (2,219)        (12,645)        (17,713)         (16,240)        (18,033)
Gain on sale of Imaging business...               ---           1,700             ---              ---             ---
Gain on sale of French
     distributor...................               ---             166             ---              ---             ---
Gain on sale of marketable
     securities....................             1,190             357             ---              ---             ---
Interest income (expense), net.....               569             580             958             (636)           (148)
                                          -----------     -----------    ------------    -------------    ------------
Net loss...........................          $   (460)       $ (9,842)      $ (16,755)        $(16,876)       $(18,181)
                                          ===========     ===========    ============    =============    ============

Net loss per basic and diluted
     common share..................          $   (.05)       $  (1.00)      $   (1.91)        $ (15.89)       $ (17.18)
                                          ===========     ===========    ============    =============    ============

Shares used in computing net loss
     per basic and diluted share...            10,087           9,859           8,753            1,062           1,058


                                                                      DECEMBER 31,
                                    ---------------------------------------------------------------------------------
                                        2000             1999             1998             1997             1996
                                    -------------    -------------    -------------    -------------    -------------
BALANCE SHEET DATA:
Cash and cash equivalents...         $    715         $  4,818         $  4,517        $     669       $       48
Short-term investments......           10,673            3,597           13,822              ---              ---
Marketable securities.......              ---              622              ---              ---              ---
Working capital (deficit)...           10,442           10,219           17,353           (9,138)          (6,622)
Total assets................           21,490           21,035           35,043           16,940           15,115
Note payable--BP Amoco......              ---              ---              ---            9,202            5,106
Long-term debt..............              ---              ---              523              ---              ---

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Vysis is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. Vysis currently markets six Clinical products in addition to distributing over 300 ASR/Research products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 59 countries. The Company's wholly owned subsidiary, Gene-Trak Systems Industrial Diagnostics Corporation, manufactures and markets food testing kits based on DNA probes.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 AND 1999

     For the year ended December 31, 2000, total revenues were $24.0 million, an increase of $2.3 million, or 11 percent, from the prior year. Product revenue increased $0.9 million, or four percent, to $21.9 million, and license and other revenue increased $1.4 million, or 185 percent, to $2.1 million in 2000. The increase in product revenue was primarily attributable to a $1.8 million, or 44 percent, increase in Clinical products, increased ASR/Research products of $1.7 million, or 18 percent, offset by a $1.4 million, or 42 percent, and $1.1 million, or 100 percent, decrease in Genetic Instrument products ("Instrument") and Distributed Laboratory products ("Distributed"), respectively. The increase in Clinical product revenue was primarily due to the growth in the worldwide adoption of the Company's PathVysionTM breast cancer and AneuVysion(R) prenatal products. The increase in ASR/Research product revenue was primarily attributable to the increase in international shipments of previously developed ASR/Research products as well as the worldwide sales of 19 new ASR/Research products introduced during 2000. The reduction in Instrument revenue was primarily attributable to the Company selling its Quips cytogenetic imaging business ("Imaging") during July 1999, which represented nearly all of its Instrument business at that time offset partially by the late 1999 introduction of its GenoSensorTM Reader for the Company's microarrays and its VP2000 Processor. The elimination of Distributed product revenue in 2000 resulted from the Company's December 1999 sale of its French distribution operation, which included the entire Distributed product line. The increase in 2000 license and other revenue of $1.4 million was primarily due to $1.3 million of license revenue associated with a patent license agreement and an option for a patent license agreement.

     Cost of goods sold were $5.7 million for the year ended December 31, 2000, a decrease of $2.4 million, or 29 percent, from the prior year primarily as a result of the decline in the volume of Instrument products sold following the divestiture of the Imaging business during July 1999. As a percentage of product revenue, 2000 product gross profit increased to 73.7 percent as compared to 61.2 percent for 1999, primarily due to the Company's focus on the higher margin Clinical and ASR/Research products. While 2000 product revenues increased $0.9 million, or four percent, over the prior year, product gross profit for the year ended December 31, 2000 of $16.1 million represented an increase of $3.3 million, or 26 percent, over the prior year.

     Research and development expense decreased to $7.5 million for the year ended December 31, 2000 from $9.1 million in the prior year. The $1.6 million decrease was primarily due to a $2.6 million reduction in general research and development expense primarily resulting from the Company's 1999 restructuring plans which included the elimination of certain positions and reduced third party consulting/contract research related to the deferral of the Company's Molecular Lawn platform and the divestiture of the Imaging business as well as the Company's 1999 completion of its development for the VP2000 Processor and GenoSensor Reader, offset by an increase of $1.0 million in nonrecurring research and development related charges. For the year ended December 31, 2000, the Company incurred a charge of $1.5 million related to its collaborative agreement with Genentech, Inc., the developer of the Herceptin(R) monoclonal antibody treatment for metastatic breast cancer, for the right to utilize Genentech's clinical trial data for the Company's regulatory submission to extend the use of its PathVysionTM HER-2 breast cancer test kit. For the year ended December 31, 1999, the Company incurred a non-recurring charge of $0.5 million for the acquisition of certain research-related patents.

     Selling, general and administrative expense decreased to $13.0 million for the year ended December 31, 2000 from $16.2 million in the prior year. The $3.2 million decrease was due to a $3.5 million reduction in selling expense primarily due to the full year effect of the reduction in the number of sales and marketing employees as a result of divesting the Imaging business and modifying the European organization to use distributors in France and Italy as well as a decline in bad debt expense and the elimination of certain positions during the 1999 restructurings. The reduction in selling expenses was partially offset by an increase of $0.3 million in general and administrative costs primarily due to higher litigation expenses during 2000.

     During July 2000, the Company sold its marketable securities, which consisted of AI common stock, for $1.7 million, resulting in a gain on the sale of $1.2 million.

     Interest income for the year ended December 31, 2000 was $0.6 million which was relatively consistent with the prior year as a result of the significant decline in the use of cash for operating activities. For the year ended December 31, 2000, there was no interest expense, which represented a decline of $0.1 million due to the Company's elimination of debt in 1999.

YEAR ENDED DECEMBER 31, 1999 AND 1998

     For the year ended December 31, 1999, total revenues were $21.7 million, a decrease of $1.7 million, or seven percent, from the prior year. 1999 product revenue decreased $0.6 million, or three percent, to $20.9 million, from $21.5 million in 1998 while license and other revenue decreased $0.7 million, or 48 percent, as compared to 1998. In addition, the Company received $0.4 million of nonrecurring revenue during 1998 related to a litigation settlement agreement. The decrease in 1999 product revenue was attributable to a $3.4 million reduction in instrument product sales as a result of the Company selling its Imaging business during July 1999, which represented nearly all of its genetic instrument business. The $3.4 million decline in instrument revenues was partially offset by a $1.5 million, or 57 percent, increase in worldwide shipments of Clinical products, and a $1.0 million, or 12 percent, increase in worldwide shipments of ASR/Research products. The increase in Clinical sales was primarily due to sales in the U.S. of the Company's PathVysion(TM) HER-2 DNA Probe Kit that was approved by the FDA in December 1998 as well as a worldwide increase in the adoption rate of the Company's Clinical prenatal products. The Company believes the increase in ASR/Research sales was primarily due to a general increase in worldwide market demand for the products. The decrease in license and other revenue was primarily due to the completion of two U.S. Department of Commerce research grants in February and July 1998.

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

     Research and development expense decreased to $9.1 million for the year ended December 31, 1999 from $11.5 million in the prior year. The $2.4 million decrease was due to $2.9 million in reduced expenditures primarily in software development, contract research and clinical trials as well as savings from the elimination of certain positions in connection with the Company's 1999 restructuring plans, offset by a nonrecurring charge of $0.5 million for the acquisition of certain research-related patents.

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

     Interest income decreased to $0.6 million for the year ended December 31, 1999, representing a $0.7 million decrease over the prior year as a result of the Company utilizing the proceeds from the February 10, 1998 Offering. Interest expense decreased to $0.1 million for 1999, representing a $0.3 million decrease from 1998 primarily due to the Company eliminating its outstanding debt during 1999.

INCOME TAXES

     Prior to the completion of the Company's Offering, the Company's results of operations were included in the consolidated income tax returns of BP Amoco; accordingly, the Company's domestic net operating losses through February 10, 1998 have been utilized by BP Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income. Subsequent to the Offering, the Company has filed separate federal income tax returns. As the Company was in a loss position for the period February 11, 1998 through December 31, 1998 and for the years ended December 31, 1999 and 2000, no federal provision is recorded.

     For state income taxes, the Company's results of operations will continue to be included with BP Amoco's state returns, due to its 66 percent ownership interest in the Company, in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in BP Amoco's unitary state tax returns as long as BP Amoco owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP Amoco requires BP Amoco to pay the Company the incremental tax savings, if any, received by BP Amoco as a result of including the Company's results of operations in such filings. The agreement also requires the Company to pay BP Amoco the incremental tax liability, if any, incurred by BP Amoco as a result of including the Company's results of operations in such filings. As a result of the Company's 1998 losses being included in BP Amoco's unitary state filings, the Company received during 1999 a $30,000 state tax benefit payment related to 1998 losses. The Company received no state tax benefit during 2000 related to 1999 losses. For the year ended December 31, 2000, the Company has not recorded an estimated state tax benefit from BP Amoco.

     A full valuation allowance has been provided for all deferred tax assets (net of liabilities) at December 31, 2000, as management does not consider realization of such amounts more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $0.4 million, ($10.8) million and ($14.6) million for the years ended December 31, 2000, 1999 and 1998, respectively. The reduction in cash used in operating activities primarily relates to the decreases in operating losses.

     Net cash (used in) provided by investing activities was ($4.8) million, $11.3 million and ($14.9) million for the years ended December 31, 2000, 1999 and 1998, respectively. The 2000 increase in cash used in investing activities of $16.1 million as compared to 1999 resulted primarily from the purchase of short-term investments, net of proceeds from maturities offset by the proceeds from the sale of marketable securities. The 1999 increase in cash provided by investing activities of $26.2 million resulted primarily from the proceeds from maturities of short-term investments, net of purchases of short-term investments, as well as the proceeds from the sale of the Imaging business.

     Net cash flows provided by (used in) financing activities was $0.4 million, ($0.1) million, and $33.3 million for the years ended December 31, 2000, 1999, and 1998, respectively. The 2000 increase of $0.5 million in cash provided by financing activities primarily related to the elimination of debt at the end of 1999 and the increase in stock option exercise activity during 2000 as compared to the prior year. The 1999 decrease of $33.4 million in cash provided by financing activities primarily resulted from the 1998 receipt of $32.1 million in net proceeds from the Offering and $1.1 million of long-term debt, net of repayments, partially offset by the reduced borrowings from BP Amoco.

     The Company has entered into various license agreements pursuant to which it has been granted use of certain patented technologies. The agreements require the Company to pay royalties ranging from 2.0 percent to 19.5 percent on net sales of specified products, with certain minimum royalties due each year. As additional consideration for certain of the licenses, the Company is obligated to fund certain research of the licensors. Future minimum amounts due under all such agreements range from $1.3 million to $0.7 million per year for 2001 through 2005. See Note 15 of Notes to Consolidated Financial Statements.

     At December 31, 2000, the Company had cash, cash equivalents and short-term investments of $11.4 million and an accumulated deficit of $58.9 million. Since its inception, the Company has experienced negative cash flows from operations. For the years ended December 31, 2000 and 1999, operating losses were $2.2 million and $12.6 million, respectively, which represented an improvement of $10.4 million and $5.1 million as compared to the respective prior year periods. In order to preserve the Company's cash position and to reduce cash used in operating activities, the Company implemented during the first quarter of 1999 a restructuring plan that resulted in the elimination of 20 positions, including open positions, thereby reducing ongoing expenditures by approximately $1.6 million. In addition, the Company sold its investment in Incyte common stock for $0.5 million. During the third quarter of 1999 the Company sold its Imaging business to Applied Imaging Corp. ("AI") for total consideration of $3.0 million. Of the $3.0 million in total consideration, the Company has received $2.2 million in cash and 497,368 shares of AI common stock that was valued upon its receipt at $0.5 million. In addition, AI paid $0.3 million plus interest in January 2001. Upon completion of the Imaging business sale, the Company refocused on its core technologies and during the fourth quarter of 1999 eliminated 37 positions, including open positions as well as certain positions previously associated with the Imaging business, thereby reducing ongoing annual cash expenditures by approximately $2.7 million. At December 31, 2000, the Company had paid all of the severance costs related to the 1999 restructuring plans. In addition, the Company sold during December 1999 its French distribution subsidiary for approximately $1.1 million, which has been adjusted for the effect of foreign currency translation. At December 31, 2000, the Company has received substantially all of the $1.1 million adjusted purchase price.

     The Company believes that its current cash and short-term investment position, and the interest to be earned thereon, will be sufficient to fund the Company's operations through the end of year 2002. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's requirements for additional capital will depend on many factors, including growth in product revenues, payments received under potential collaborative agreements; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; costs of product liability claims; and the development of manufacturing, sales and marketing capabilities. To the extent capital resources together with cash flow from operations are not sufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative agreements on unattractive terms. The Company's inability to raise capital as and when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS 133 effective January 1, 2001. Management has determined that the adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company's exchange rate risk is limited to its European operations. The Company's foreign currency exchange rate risk results primarily from the foreign currency translation of its foreign operations' financial results and from the foreign operations' intercompany purchases of inventory. The majority of the intercompany purchases are to be paid for within standard payment terms of 30 days. Sales throughout the rest of the world are denoted in U.S. dollars. For the year ended December 31, 2000, the foreign exchange rates utilized to translate the Company's international subsidiaries' local currency financial results into U.S. dollars declined 13 percent as compared to the prior year periods due to the strengthening of the U.S. dollar against the local currency of these subsidiaries which resulted in a $0.8 million reduction in results in comparison to the prior year. The net impact of foreign exchange activities was immaterial for the years ended December 31, 1999 and 1998. The foreign currency translation loss included in shareholders' equity resulting from the translation of the financial statements of the Company's international subsidiaries into U.S. dollars increased by $0.1 million for the year ended December 31, 2000. Interest rate exposure is primarily limited to the $10.7 million of short-term investments owned by the Company. Such securities are debt instruments which generate interest income for the company on excess cash balances. The Company does not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments.

     The Company does not consider the present rate of inflation to have a significant impact on its business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data of the Company on pages 31 to 54 of this Form 10-K are indexed herein under Item 14(a)(1). See also the financial statement schedules appearing herein, as indexed under Item 14(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of the Company, at which meeting the stockholders will vote upon the election of directors. The information under the captions "Election of Directors," "Ownership of Securities," "Executive Compensation and Related Information" and "Certain Relationships and Transactions" in such definitive Proxy Statement are incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     14(a)(1)     CONSOLIDATED FINANCIAL STATEMENTS

         Set forth below is a listing of the Consolidated Financial Statements of the Company with reference to the page numbers in this Form 10-K at which such Statements are disclosed.

                                                                                                 PAGE NUMBERS OF
                                                                                                  THIS FORM 10-K
                                                                                               ---------------------
   Report of Management..........................................................................            31
   Independent Auditors' Report..................................................................            32
   Consolidated Balance Sheets--December 31, 2000 and 1999.......................................            33
   Consolidated Statements of Operations for the Years Ended December 31, 2000,
         1999 and 1998...........................................................................            34
   Consolidated  Statements of  Comprehensive  Operations for the Years Ended December 31, 2000,
         1999 and 1998...........................................................................            35
   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999
         and 1998................................................................................            36
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
         1999 and 1998............................................................................            37
   Notes to Consolidated Financial Statements....................................................           38-54


     14(a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          The documents and schedules listed below are filed as part of this report:

                                                                                                  PAGE NUMBER OF
                                                                                                  THIS FORM 10-K
                                                                                               ---------------------
Schedule II--Valuation and Qualifying Accounts................................................          55

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

     14(b) REPORTS ON FORM 8-K

          The Company did not file any Form 8-K reports during the fourth quarter of 2000.

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

     The Company's accompanying 2000 consolidated financial statements have been audited by Deloitte & Touche LLP, independent auditors, whose audit was made in accordance with auditing standards generally accepted in the United States of America. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate. The Independent Auditors' Report appears herein.

     The Board of Directors exercises its oversight responsibility for the consolidated financial statements through its Audit Committee, comprised of Directors who are not employees of the Company. To assure independence, Deloitte & Touche LLP has full and free access to the Audit Committee to discuss internal accounting control, auditing and financial reporting matters.

   JOHN L. BISHOP                         JOHN R. SLUIS
   President and                          Senior  Vice  President,
   Chief Executive Officer                Finance  and  Chief  Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Vysis, Inc.:

     We have audited the consolidated balance sheets of Vysis, Inc. (an indirect subsidiary of BP Amoco p.l.c.) and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the conolidated financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vysis, Inc. (an indirect subsidiary of BP Amoco p.l.c) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 23, 2001

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO p.l.c.)

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               DECEMBER 31,
                                                                                       -----------------------------
                                                                                          2000              1999
                                                                                       -----------       -----------
ASSETS
Current assets:
     Cash and cash equivalents..................................................         $     715         $   4,818
     Short-term investments.....................................................            10,673             3,597
     Marketable securities......................................................               ---               622
     Accounts receivable, net...................................................             3,728             3,093
     Other receivables..........................................................               321             1,963
     Inventories................................................................             1,652             2,012
     Other current assets.......................................................               528               503
                                                                                       -----------       -----------
         Total current assets...................................................            17,617            16,608
Property and equipment, net.....................................................             2,503             2,986
Other assets....................................................................             1,370             1,441
                                                                                       -----------       -----------
         Total assets...........................................................         $  21,490         $  21,035
                                                                                       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities...................................         $   6,975         $   6,153
     Deferred revenue...........................................................               200               236
                                                                                       -----------       -----------
         Total current liabilities..............................................             7,175             6,389
                                                                                       -----------       -----------

Long-term liabilities:
     Deferred revenues..........................................................               972             1,155
     Other long-term liabilities................................................               100               ---
                                                                                       -----------       -----------
         Total long-term liabilities............................................             1,072             1,155
                                                                                       -----------       -----------

Commitments and contingencies (Notes 7, 15, 19 and 21)

Stockholders' equity:
    Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized:
         Series A; 6,200,000 shares designated; none issued and outstanding at
         December 31, 2000 and 1999.............................................               ---               ---
         Series B; 553,126 shares designated; none issued and outstanding at
         December 31, 2000 and 1999.............................................               ---               ---
     Common stock, $0.001 par value; 35,000,000 shares authorized; 10,150,992 issued and outstanding at December 31, 2000; 9,945,346 issued and
         outstanding at December 31, 1999.......................................                10                10
     Additional paid-in capital.................................................            72,625            72,192
     Accumulated other comprehensive income (loss):
         Unrealized gain on marketable securities...............................              ---                93
         Cumulative translation adjustment......................................              (464)             (336)
                                                                                       -----------       -----------
         Total accumulated other comprehensive loss.............................              (464)             (243)
     Accumulated deficit........................................................           (58,928)          (58,468)
                                                                                       -----------       -----------
         Total stockholders' equity.............................................            13,243            13,491
                                                                                       -----------       -----------
         Total liabilities and stockholders' equity.............................         $  21,490         $  21,035
                                                                                       ===========       ===========


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO p.l.c.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------
                                                                       2000               1999              1998
                                                                   ------------       ------------      ------------
Revenues:
     FDA/AFSSAPS approved clinical genetic testing product.....        $  5,927           $  4,116          $  2,616
     ASR/Research products.....................................          11,176              9,506             8,463
     Genetic instrument products...............................           1,906              3,268             6,650
     Distributed laboratory products...........................             ---              1,079             1,175
     Food testing products.....................................           2,844              2,977             2,622
                                                                   ------------       ------------      ------------
         Total product revenue.................................          21,853             20,946            21,526
     License and other revenue.................................           2,138                749             1,444
     Legal settlement..........................................             ---                ---               384
                                                                   ------------       ------------      ------------
         Total revenues........................................          23,991             21,695            23,354
Cost of goods sold.............................................           5,744              8,134             9,896
                                                                   ------------       ------------      ------------
Gross profit...................................................          18,247             13,561            13,458
                                                                   ------------       ------------      ------------
Operating expenses:
     Research and development..................................           7,508              9,062            11,488
     Selling, general and administrative.......................          12,958             16,226            19,683
     Restructuring expense.....................................             ---                918               ---
                                                                   ------------       ------------      ------------
         Total operating expenses..............................          20,466             26,206            31,171
                                                                   ------------       ------------      ------------
Loss from operations...........................................          (2,219)           (12,645)          (17,713)
Gain on sale of Imaging business...............................             ---              1,700               ---
Gain on sale of French distributor.............................             ---                166               ---
Gain on sale of marketable securities..........................           1,190                357               ---
Interest income................................................             569                648             1,337
Interest expense...............................................             ---                (68)             (379)
                                                                   ------------       ------------      ------------
Net loss.......................................................        $   (460)          $ (9,842)         $(16,755)
                                                                   ============       ============      ============
Basic and diluted net loss per share...........................        $   (.05)          $  (1.00)         $  (1.91)
                                                                   ============       ============      ============
Shares used in computing basic and diluted net loss per share..          10,087              9,859             8,753


               See notes to the consolidated financial statements.

                                  VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO p.l.c.)

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,

                                                                     -----------------------------------------------
                                                                        2000              1999               1998
                                                                     ----------       ------------       -----------
Net loss..........................................................   $   (460)           $ (9,842)         $(16,755)

Other comprehensive income (loss):
     Cumulative translation adjustment............................       (128)               (235)              140
     Unrealized holding gain (loss) on marketable securities......      1,097                 (12)             (115)
     Reclassification adjustment, realized gain on marketable
     securities...................................................     (1,190)               (357)              ---
                                                                     ----------       ------------       -----------
         Total other comprehensive income (loss)...............          (221)               (604)               25
                                                                     ----------       ------------       -----------
Comprehensive loss................................................   $   (681)           $(10,446)         $(16,730)
                                                                     ==========       ============       ===========


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO p.l.c.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,

                                                                   -------------------------------------------------
                                                                      2000               1999               1998
                                                                   ------------       ------------       -----------
Convertible preferred stock:
     Beginning balance..........................................   $        ---       $        ---       $        7
     Conversion of Series A and Series B preferred stock to
         common stock...........................................            ---                ---               (7)
                                                                   ------------       ------------       -----------
     Ending balance.............................................            ---                ---               ---
                                                                   ------------       ------------       -----------
Common stock:
     Beginning balance..........................................             10                 10                1
     Conversion of Series A and Series B preferred stock........            ---                ---                5
     Conversion of note payable--BP Amoco.....................              ---                ---                1
     Issuance of common stock through initial public offering               ---                ---                3
                                                                   ------------       ------------       -----------
     Ending balance.............................................             10                 10               10
                                                                   ------------       ------------       -----------
Additional paid-in capital:
     Beginning balance..........................................         72,192             71,862           30,396
     Expenses funded by stock issuance..........................             13                286              ---
     Expenses funded by BP Amoco................................            115                ---              ---
     Income tax benefit from BP Amoco...........................            ---                ---            1,126
     Deferred compensation......................................            ---                (57)              21
     Conversion of note payable--BP Amoco.....................              ---                ---            8,099
     Exercise of stock options..................................            305                101               81
     Net proceeds from initial public offering..................            ---                ---           32,139
                                                                   ------------       ------------       -----------
     Ending balance.............................................         72,625             72,192           71,862
                                                                   ------------       ------------       -----------
Deferred compensation:
     Beginning balance..........................................            ---                (81)            (206)
     Stock option grants........................................            ---                ---              (21)
     Amortization...............................................            ---                 24              146
     Adjustments................................................            ---                 57              ---
                                                                   ------------       ------------       -----------
     Ending balance.............................................            ---                ---              (81)
                                                                   ------------       ------------       -----------
Unrealized gain (loss) on marketable securities:

     Beginning balance..........................................             93                462              577
     Current year activity......................................            (93)              (369)            (115)
                                                                   ------------       ------------       -----------
     Ending balance.............................................            ---                 93              462
                                                                   ------------       ------------       -----------
Cumulative translation adjustment:
     Beginning balance..........................................           (336)              (101)            (241)
     Current year activity......................................           (128)              (235)             140
                                                                   ------------       ------------       -----------
     Ending balance.............................................           (464)              (336)            (101)
                                                                   ------------       ------------       -----------
Accumulated deficit:
     Beginning balance..........................................        (58,468)           (48,626)         (31,871)
     Net loss...................................................           (460)            (9,842)         (16,755)
                                                                   ------------       ------------       -----------
     Ending balance.............................................        (58,928)           (58,468)         (48,626)
                                                                   ------------       ------------       -----------
Total stockholders' equity......................................   $     13,243       $     13,491       $   23,526
                                                                   ============       ============       ===========


               See notes to the consolidated financial statements.

                                   VYSIS, INC.
                   (AN INDIRECT SUBSIDIARY OF BP AMOCO p.l.c.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,

                                                                   -------------------------------------------------
                                                                      2000               1999              1998
                                                                   ------------       -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...................................................       $   (460)        $  (9,842)         $ (16,755)
     Reconciliation of net loss to net cash provided by
         (used in) operating activities:
         Depreciation and amortization..........................          1,493             1,643              2,338
         Effect of changes in foreign currency..................            (29)              136                ---
         Gain on sale of Imaging business.......................            ---            (1,700)               ---
         Gain on sale of French distributor.....................            ---              (166)               ---
         Gain on sale of marketable securities .................         (1,190)             (357)               ---
         Write-off of goodwill..................................            ---               ---                205
         Loss on disposition of assets..........................            ---                10                ---
         Stock compensation.....................................             13                24                146
         Changes in assets and liabilities:
              Accounts receivable...............................           (491)            1,534             (1,310)
              Inventories.......................................            337              (827)               223
              Other current assets..............................            (21)              120                368
              Lease receivables.................................            ---               344             (1,004)
              Other assets......................................             10               137               (208)
              Accounts payable and accrued liabilities..........            938            (2,663)             1,009
              Deferred revenue..................................           (219)              839                428
                                                                   ------------       -----------       ------------
         Net cash provided by (used in) operating activities....            381           (10,768)           (14,560)
                                                                   ------------       -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds, net of transaction-related expenditures, from
         sale of Imaging business...............................            449             1,388                ---
     Proceeds, net of cash sold, from sale of French distributor          1,056                28                ---
     Proceeds from sale of marketable securities................          1,718               457                ---
     Proceeds from maturities of short-term investments.........         13,607            30,671             14,310
     Purchases of short-term investments........................        (20,683)          (20,447)           (28,132)
     Purchases of property and equipment........................           (831)             (756)              (675)
     Proceeds from sale of property and equipment...............             21                 4                ---
     Increase in other assets...................................           (150)              (79)              (368)
                                                                   ------------       -----------       ------------
         Net cash (used in) provided by investing activities....         (4,813)           11,266            (14,865)
                                                                   ------------       -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock.....................            ---               ---             32,142
     Increase in note payable--BP Amoco.........................            ---               ---              1,665
     Expenses funded by stock issuance..........................            ---               286                ---
     Expenses funded by BP Amoco................................            115               ---                294
     Loan repayment to BP Amoco.................................            ---               ---             (2,000)
     Proceeds from long-term borrowings.........................            ---               ---              1,488
     Principal payments on long-term borrowings.................            ---              (496)              (412)
     Proceeds from exercise of stock options....................            305               101                 81
                                                                   ------------       -----------       ------------
         Net cash provided by (used in) financing activities....            420              (109)            33,258

Effect of exchange rate changes on cash.........................            (91)              (88)                15
                                                                   ------------       -----------       ------------
Net (decrease) increase  in cash and cash equivalents...........         (4,103)              301              3,848
Cash and cash equivalents at beginning of year..................          4,818             4,517                669
                                                                   ------------       -----------       ------------
Cash and cash equivalents at end of year........................       $    715         $   4,818          $   4,517
                                                                   ============       ===========       ============

Interest paid...................................................       $    ---         $      68          $     248
                                                                   ============       ===========       ============

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

     On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share, at a price of $12.00 per share (the "Offering"). The net proceeds of the Offering after deducting expenses were approximately $32.1 million. Concurrent with the consummation of the Offering, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP Amoco in exchange for a reduction of $8.1 million in the Company's note payable to BP Amoco. As of March 21, 2001, BP Amoco beneficially owned approximately 66 percent of the Company's outstanding Common Stock.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

REVENUE RECOGNITION

     Product sales revenue is recognized upon shipment of products to customers. Revenue attributable to technical support and software enhancements provided with the sale of certain instrument products is deferred and recognized ratably over the period of time such services are provided, generally one year. Revenue on equipment maintenance contracts is deferred and recognized ratably over the period of the contract, generally one year. License and other revenue is recognized as earned pursuant to the related agreement. Payments received under these agreements prior to the completion of the related work are recorded as deferred revenue.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

     Research and development costs are expensed as incurred and include certain amounts relating to other revenues.

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

MARKETABLE SECURITIES

     Marketable securities are classified as available-for-sale securities and recorded at current market value, with adjustments to stockholders' equity, net of income taxes.

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

OTHER ASSETS

     Other assets primarily include capitalized license fees which are carried at cost less accumulated amortization. Amortization expense is calculated on a straight-line basis over the estimated economic useful lives of the assets ranging from 10 to 17 years.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable.

FINANCIAL INSTRUMENTS

     The carrying value of cash equivalents, investments, accounts receivable, other receivables and accounts payable approximates their fair value. Cash equivalents and short-term investments are primarily corporate debt securities with creditworthy corporations and U.S. government securities. With respect to accounts receivable and other receivables, credit risk is generally limited due to the large number of organizations comprising the Company's customer base and their dispersion across different geographic locations. The Company maintains an allowance for potentially doubtful accounts based upon specific circumstances, historical trends and other information.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS 133 effective January 1, 2001. Management has determined that the adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

RECLASSIFICATIONS

     Certain amounts in fiscal 1999 and 1998 have been reclassified to conform to the fiscal 2000 presentation. These changes had no impact on previously reported net loss or stockholders' equity.

NOTE 2--RELATED PARTY TRANSACTIONS:

     The Company has received certain research and development support and administrative support from BP Amoco. The amounts of these costs included in the consolidated statements of operations were as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31,

                                                        ---------------------------------------------------
                                                             2000              1999              1998
                                                        ---------------    --------------    --------------
         Research and development ...............            $---             $ ---              $131
         Selling, general and administrative ....             115               ---               ---
                                                        ---------------    --------------    --------------
                                                             $115             $ ---              $131
                                                        ===============    ==============    ==============

     Management of the Company believes these costs are reasonable under the circumstances. These charges may not be indicative of the actual costs that would have been incurred if the Company had operated independently. During the year ended December 31, 2000, the Company received certain consulting services provided and paid by BP Amoco of $115,000 which has been recorded as a capital contribution with a corresponding charge to selling, general and administrative expenses. The research and development services provided in 1998 were paid for by the Company. In addition, during 1998, BP Amoco paid on behalf of the Company certain expenses aggregating $32,000. Prior to the Offering--see Note 16, the Company also received cash advances to meet its working capital requirements and other capital assets from BP Amoco. For 1998 such amounts consisted of advances of $1,665,000 under a note payable to BP Amoco. The note payable accrued interest at an annual rate of 7.5 percent that resulted in interest expense of $131,000 for the year ended December 31, 1998. Concurrent with the consummation of the Offering, the Company converted $8.1 million of the Note Payable-BP Amoco into 675,000 shares of Common Stock and repaid the remaining note balance of $2.0 million.

     The Company entered into a tax sharing agreement with BP Amoco, effective January 1, 1996, which provides for a capital contribution to the Company in an amount approximating the tax effect of including the Company's results of operations prior to the Offering in BP Amoco's consolidated federal tax return. Under this agreement, $1,126,000 was recorded as contributed capital and a related reduction of the note payable to BP Amoco during 1998. For state income taxes, the Company's results of operations will continue to be included with BP Amoco's state returns, due to its 66 percent ownership interest in the Company, in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company's business is taxed), the Company is required by law to be included in BP Amoco's unitary state tax returns as long as BP Amoco owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP Amoco requires BP Amoco to pay the Company the incremental tax savings, if any, received by BP Amoco as a result of including the Company's results of operations in such filings. The agreement also requires the Company to pay BP Amoco the incremental tax liability, if any, incurred by BP Amoco as a result of including the Company's results of operations in such filings. As a result of the Company's 1998 losses being included in BP Amoco's unitary state filings, the Company received during 1999 a $30,000 state tax benefit payment related to 1998 losses and received no state tax benefit during 2000 related to 1999 losses. For the year ended December 31, 2000, the Company has not recorded an estimated state tax benefit from BP Amoco. See Note 13 for further discussion of the income taxes.

NOTE 3--COMPOSITION OF BALANCE SHEET COMPONENTS:

     Accounts receivable consisted of the following (in thousands):

                                                                                DECEMBER 31,
                                                                  -----------------------------------------
                                                                        2000                   1999
                                                                  ------------------    -------------------
         Accounts receivable.................................         $ 4,847                $ 4,324
         Less:  allowance for doubtful accounts..............          (1,119)                (1,231)
                                                                  ------------------    -------------------
                                                                      $ 3,728                $ 3,093
                                                                  ==================    ===================

     Inventories consisted of the following (in thousands):

                                                                                DECEMBER 31,
                                                                  -----------------------------------------
                                                                        2000                   1999
                                                                  ------------------    -------------------
         Raw materials and supplies..........................         $   522                $ 1,136
         Finished goods......................................           1,130                    876
                                                                  ------------------    -------------------
                                                                       $1,652                $ 2,012
                                                                  ==================    ===================

     Property and equipment consisted of the following
     (in thousands):

                                                                                DECEMBER 31,
                                                                  -----------------------------------------
                                                                        2000                   1999
                                                                  ------------------    -------------------
         Building............................................         $   506                $   ---
         Construction-in-progress............................             ---                    239
         Leasehold improvements..............................           2,413                  2,398
         Equipment, furniture and fixtures...................           9,633                  9,081
                                                                  ------------------    -------------------
                                                                       12,552                 11,718
         Less:  accumulated depreciation.....................         (10,049)                (8,732)
                                                                  ------------------    -------------------
                                                                      $ 2,503                $ 2,986
                                                                  ==================    ===================

     Other assets consisted of the following (in thousands):

                                                                                DECEMBER 31,
                                                                  -----------------------------------------
                                                                        2000                   1999
                                                                  ------------------    -------------------
         License fees (net of  accumulated  amortization  of
           $611 and $485 in 2000 and 1999, respectively).....         $ 1,289                $ 1,015
         Long-term receivable................................             ---                    258
         Software development costs (net of accumulated
           amortization of $46 and $6 in 2000 and 1999,
           respectively).....................................              34                     74
         Prepaid expenses....................................              47                     94
                                                                  ------------------    -------------------
                                                                      $ 1,370                $ 1,441
                                                                  ==================    ===================




     Accounts payable and accrued liabilities consisted of the following (in thousands):

                                                                                DECEMBER 31,

                                                                  -----------------------------------------
                                                                        2000                   1999
                                                                  ------------------    -------------------
         Trade accounts payable..............................          $1,318                 $1,118
         Employee related costs..............................             831                  1,182
         Other taxes payable.................................           1,198                  1,218
         Accrued rent........................................             848                    934
         Accrued professional fees...........................             891                    783
         Accrued royalties...................................             731                    297
         Accrued clinical trial costs........................             520                     84
         Other...............................................             638                    537
                                                                  ------------------    -------------------
                                                                       $6,975                 $6,153
                                                                  ==================    ===================

NOTE 4--SHORT-TERM INVESTMENTS CLASSIFIED AS HELD TO MATURITY:

     Short-term investments are classified as held to maturity, are carried at amortized cost and are summarized as follows (in thousands):

                                                                      DECEMBER 31, 2000
                                                   --------------------------------------------------------
                                                     AMORTIZED           UNREALIZED             FAIR
                                                        COST                GAIN               VALUE
                                                   ----------------    ----------------    ----------------
         U.S. government agencies.........           $ 3,307                 $5             $ 3,312
         Corporate debt securities........             7,366                  3               7,369
                                                   ----------------    ----------------    ----------------
                                                     $10,673                 $8             $10,681
                                                   ================    ================    ================

                                                                      DECEMBER 31, 1999
                                                   --------------------------------------------------------
                                                     AMORTIZED           UNREALIZED            FAIR
                                                        COST                LOSS               VALUE
                                                   ----------------    ----------------    ----------------
         U.S. government agencies.........            $2,727                $11              $2,716
         Corporate debt securities........               870                ---                 870
                                                   ----------------    ----------------    ----------------
                                                      $3,597                $11              $3,586
                                                   ================    ================    ================

     A summary of securities classified as held to maturity at December 31, 2000 are as follows (in thousands):

                      DUE IN                      AMORTIZED COST           FAIR VALUE
                      ---------------------    -------------------     -------------------
                      1-90 Days.........             $ 4,624                 $ 4,624
                      91-180 Days.......               5,563                   5,568
                      181-270 Days......                 486                     489
                                               -------------------     -------------------
                                                     $10,673                 $10,681
                                               ===================     ===================

NOTE 5--LICENSE REVENUES:

     During the second quarter of 2000, the Company entered into a patent license agreement and an option to a patent license agreement to license certain patent technology of the Company. Under the terms of these agreements, the Company recognized $1,250,000 of non-refundable license/option fees as license revenue.

NOTE 6--LEGAL SETTLEMENT:

     During 1998, the Company recognized a $384,000 nonrecurring gain with respect to a settlement agreement which ended a patent infringement suit brought by the Company, as exclusive licensee, and its licensor.

NOTE 7--ACQUIRED CLINICAL TRIAL DATA:

     During May 2000, the Company entered into a collaborative agreement with Genentech Inc., the developer of the Herceptin(R) monoclonal antibody treatment for metastatic breast cancer, to extend the use of the Company's PathVysion(TM) HER-2 breast cancer test kit. In accordance with the agreement, the Company recorded a $1,500,000 charge to research and development expense for the right to utilize Genentech clinical trials data for the Company's regulatory submission to the United States Food and Drug Administration ("FDA") to expand the use of the Company's PathVysion(TM) HER-2 kit to include the use of the kit to select patients for treatment with Herceptin. The Company has paid $1,000,000 with the remaining $500,000 due in May 2001. Additionally, if the FDA approves the product, the Company must make a final additional payment of $500,000 to be paid the later of FDA approval or May 2001.

NOTE 8--ACQUIRED RESEARCH-RELATED PATENTS:

     During July 1999, the Company acquired Aprogenex, Inc.'s intellectual property portfolio for $250,000 plus the issuance of 80,291 shares of the Company's Common Stock for a total value of $536,000, which has been recorded as a research and development expense. The intellectual property portfolio included 12 United States patents which primarily relate to diagnostic assays using the identification of fetal cells in maternal blood. The Company has expensed the entire value of the acquired portfolio as the Company's research has not yet established that the assays utilizing these patents has sufficient diagnostic capability and the Company is not currently allocating significant research expenditures to this area.

NOTE 9--RESTRUCTURING:

     During 1999, the Company completed restructuring plans that included the elimination of 25 employees at various levels throughout the Company, which resulted in a $918,000 restructuring charge in 1999 for employee severance costs. At December 31, 2000, the Company had paid all of these costs.

NOTE 10--GAIN ON SALE OF THE IMAGING BUSINESS:

     During July 1999, the Company sold its Quips cytogenetic imaging instrumentation ("Imaging") business, which represented nearly all of the Company's current genetic instrument product line, to Applied Imaging Corp. ("AI") for a purchase price of $2,278,000 plus additional consideration of $749,000 for the purchase of certain Imaging component inventory, resulting in a gain of $1,700,000. Of the $3,027,000 in total consideration, the Company has received $2,248,000 in cash and 497,368 shares of AI common stock that was valued upon its receipt at $529,000. In addition, in accordance with the sale agreement, AI paid in cash $250,000 plus interest in January 2001. As of December 31, 1999, the marketable securities balance of $622,000 represents the market value of the common stock, and an unrealized gain of $93,000 has been included as a component of stockholders' equity. See Note 12 for discussion regarding the July 2000 sale of the AI marketable securities.

NOTE 11--GAIN ON SALE OF FRENCH DISTRIBUTOR:

     On December 31, 1999, the Company sold its wholly-owned French distribution subsidiary to Applied Genetics Services, Ltd. for a purchase price in French francs the equivalent of $1,272,000 in U.S. dollars as of December 31, 1999, resulting in a gain of $166,000. At December 31, 2000, the Company and its foreign subsidiaries have received the U.S. dollar equivalent of $1,076,000. In accordance with the sale agreement, the Company and its foreign subsidiaries should receive by March 2001 the remaining payments in French francs aggregating the equivalent of $45,000 in U.S. dollars as of December 31, 2000.

NOTE 12--GAIN ON SALES OF MARKETABLE SECURITIES:

     During July 2000, the Company sold all of its marketable securities, which consisted of AI common stock, for $1,718,000 resulting in a realized gain of $1,190,000. During the first quarter of 1999, the Company sold its available-for-sale investment of Incyte Pharmaceuticals, Inc. common stock for $457,000 resulting in a gain on the sale of $357,000.

NOTE 13--INCOME TAXES:

     Prior to the completion of the Offering (see Note 16), the Company's results of operations were included in the consolidated income tax returns of BP Amoco; accordingly, the Company's domestic net operating losses through February 10, 1998 have been utilized by BP Amoco in its consolidated income tax returns and are not available to offset the Company's future taxable income. Subsequent to the Offering, the Company has filed separate federal income tax returns. As the Company was in a loss position for the period February 11, 1998 through December 31, 1998 and for the years ended December 31, 1999 and 2000, no federal provision is recorded. See Note 2 for discussion of state taxes and the tax sharing agreement with BP Amoco.

     The income tax effect of temporary differences comprising the deferred tax assets and liabilities is as follows (in thousands):


                                                                                DECEMBER 31,
                                                                  -----------------------------------------
                                                                        2000                   1999
                                                                  ------------------    -------------------
         Deferred tax assets:
              Net operating loss carryforwards............             $6,860                 $6,326
              Deferred revenue............................                469                    553
              Accrued rent................................                339                    374
              Allowance for doubtful accounts.............                268                    286
              Accrued clinical trial costs................                208                     34
              Inventory reserve...........................                 40                    133
              Accrued professional fees...................                214                    227
              Accrued severance...........................                ---                    185
              Accrued employee benefits...................                120                    141
              Accrued royalties...........................                198                    100
              Miscellaneous accruals......................                532                    487
                                                                  ------------------    -------------------
         Total deferred tax assets........................              9,248                  8,846
         Valuation allowance..............................             (9,201)                (8,513)
                                                                  ------------------    -------------------
         Net deferred tax assets..........................                 47                    333

         Deferred tax liabilities:
              Accumulated depreciation, unrealized gain on
                marketable securities and software
                development costs.........................                (47)                  (333)
                                                                  ------------------    -------------------
         Net deferred tax assets..........................             $  ---                 $  ---
                                                                  ==================    ===================

     The Company had net operating loss carryforwards of $19,382,000 at December 31, 2000, of which approximately $18,084,000 will expire at varying dates through 2015 and the remainder of which may be carried forward indefinitely. A full valuation allowance has been provided for all deferred tax assets net of liabilities as management does not consider realization of such amounts more likely than not.

NOTE 14--NON-CASH INVESTING AND FINANCING ACTIVITES:

     During the three years ended December 31, 2000, non-cash investing and financing activities are as follows (in thousands):


                                                                         YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   2000           1999             1998
                                                               -----------    ------------     ------------
         Investing:
               Common stock received in connection with
               the sale of Imaging business ..........                            $529

         Financing:
               Conversion of note payable-BP Amoco....                                           $8,099
               Income tax benefit from BP Amoco.......                                            1,126
               Issuance of common stock for patents...                             286
               Expenses funded by BP Amoco............             $115

NOTE 15--DEVELOPMENT AND LICENSE AGREEMENTS:

     The Company has entered into various license agreements pursuant to which it has been granted exclusive and non-exclusive licenses to certain patented technologies. The agreements require the Company to pay royalties ranging from
2.0 to 19.5 percent on net sales of specified products, with certain agreements requiring minimum royalties due each year. As additional consideration for certain of the licenses, the Company is obligated to fund certain research of the licensors. Future minimum amounts due for such licenses, minimum royalties and research funding are as follows (in thousands):


                  YEAR ENDING
                  DECEMBER 31,
                  ------------
                  2001 ....................................       $1,281
                  2002 ....................................        1,253
                  2003 ....................................          907
                  2004 ....................................          728
                  2005 ....................................          728
                                                           ---------------
                                                                  $4,897
                                                           ===============

NOTE 16--CAPITALIZATION:

     During October 1997, the Board of Directors authorized the Company to proceed with an initial public offering of the Company's Common Stock. The Company completed the Offering on February 10, 1998 and issued 3 million shares of Common Stock, resulting in net cash proceeds of approximately $32.1 million. In connection with the Offering, 6,200,000 and 553,126 shares of Series A and Series B Convertible Preferred Stock, respectively, held by BP Amoco, automatically converted into 4,525,547 and 403,741 shares of Common Stock, respectively. In addition, concurrent with the consummation of the Offering, the Company converted $8.1 million of the Note Payable-BP Amoco into 675,000 shares of Common Stock and repaid the remaining note balance of $2.0 million. Upon completion of the Offering, the Company had approximately 9.7 million shares of Common Stock issued and outstanding.

     Transactions related to Convertible Preferred and Common Stock for the three years ended December 31, 2000 are as follows (in thousands, except share data):

                                                                       SHARES                 AMOUNT
                                                                  ------------------    -------------------
         Convertible Preferred Stock:
               Beginning balance, January 1, 1998............        6,753,126                $ 7
               Conversion of Series A and Series B preferred
               stock to common stock ........................       (6,753,126)                (7)
                                                                  ------------------    -------------------
               Balance, December 31, 1998....................              ---                $--
                                                                  ==================    ===================

     For the years ended December 31, 1999 and 2000, there was no Convertible Preferred Stock activity.

                                                                       SHARES                 AMOUNT
                                                                  ------------------    -------------------
         Common Stock:
               Beginning balance, January 1, 1998.............       1,071,970                $ 1
               Conversion of Series A and Series B
               preferred  stock...............................       4,929,288                  5
               Conversion of note payable-BP Amoco............         675,000                  1
               Issuance of common stock through initial
               public offering................................       3,000,000                  3
               Shares issued under stock option plans.........         112,143                ---
                                                                  ------------------    -------------------
               Balance, December 31, 1998.....................       9,788,401                 10
               Shares issued under stock option plans.........          76,654                ---
               Shares issued for patents......................          80,291                ---
                                                                  ------------------    -------------------
               Balance, December 31, 1999.....................       9,945,346                 10
               Shares issued under stock option plans.........         205,646                ---
                                                                  ------------------    -------------------
               Balance, December 31, 2000                           10,150,992                $10
                                                                  ==================    ===================

NOTE 17--EMPLOYEE BENEFIT PLANS:

     In February 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan"). A total of 985,402 shares of Common Stock have been authorized for issuance under the 1996 Plan, subject to anti-dilution and other adjustments. In general, under the 1996 Plan, incentive or nonqualified stock options may be granted at a price not less than 100 percent of the estimated fair value of the Common Stock on the date of grant, as determined by the Compensation Committee of the Board of Directors. Options generally vest over 4 years and expire within 10 years from the date of grant. The grants made during 2000 do not vest until the Company has achieved two consecutive quarters of positive net earnings.

     Option activity under the 1996 Plan is summarized below:

                                                                      NUMBER OF              WEIGHTED
                                                                       SHARES             AVERAGE PRICE
                                                                  ------------------    -------------------
         Options outstanding at December 31, 1997............         951,719                 $1.08
         Granted.............................................          53,440                 $5.81
         Exercised...........................................        (112,143)                $0.73
         Surrendered or terminated...........................         (46,696)                $1.40
                                                                  ------------------
         Options outstanding at December 31, 1998............         846,320                 $1.40
         Granted.............................................          50,158                 $4.03
         Exercised...........................................         (76,654)                $1.32
         Surrendered or terminated...........................         (80,212)                $3.19
                                                                  ------------------
         Options outstanding at December 31, 1999............         739,612                 $1.40
         Granted ............................................          20,000                 $6.25
         Exercised ..........................................        (185,646)                $1.14
         Surrendered or terminated ..........................          (9,563)                $3.17
                                                                  ------------------
         Options outstanding at December 31, 2000 ...........         564,403                 $1.62
                                                                  ==================

         Options exercisable at December 31, 2000   .........         512,138                 $1.24
         Options  available  for future grant at December 31,
              2000...........................................          32,980
         Weighted-average fair value of options granted
              during the year ended December 31, 1998  ......           $2.92
         Weighted-average fair value of options granted
              during the year ended December 31, 1999  ......           $3.47
         Weighted-average fair value of options granted
              during the year ended December 31, 2000  ......           $6.01

     During 1997, the Company issued options under the 1996 Plan to employees to purchase 78,249 shares of Common Stock at an exercise price of $2.74 per share, exercisable through 2007. The Company recorded deferred compensation of $277,000 in connection with these options based upon differences between the estimated fair value of the underlying stock and the exercise price of the related options. During 1999 the employees originally granted these options left the Company and, as a result, deferred compensation was reduced by $57,000. During 1996, the Company issued options under the 1996 Plan to consultants to purchase 44,162 shares of Common Stock at an exercise price of $0.53 per share, exercisable through 2006. The Company recorded deferred compensation of $213,000 in connection with these options, based upon the difference between the estimated fair value of the services received and the exercise price of the options granted. The Company recognized $24,000 and $146,000 as stock compensation expense during the years ended December 31, 1999 and 1998.

     During July 1998, the shareholders approved the adoption of the 1998 Long Term Incentive Plan ("the 1998 Plan"). A total of 1,500,000 shares of Common Stock have been authorized for issuance under the 1998 Plan, subject to anti-dilution and other adjustments. In general, under the 1998 Plan, incentive or non-qualified stock options may be granted at a price not less than 100 percent of the fair market value of the Common Stock on the date of grant. As implemented by the Company, options granted under the 1998 Plan vest either in accordance with the completion of certain performance milestones for which specific percentages of vesting are associated, or over four years with 50 percent vesting in the first year and the remaining 50 percent vesting ratably over the following three years, or over four years with 25 percent vesting in each of the years; however, no vesting occurs until the Company has achieved two consecutive quarters of positive net earnings. During 2000, the Company's Board of Directors approved the replacement of certain performance milestones previously issued that were no longer aligned with the strategic direction of the Company with future performance milestones that are aligned with the Company's current strategic direction. Regardless of whether milestones or the profitability criteria are achieved for those options granted with milestones or the profitability criteria, the options fully vest upon the ninth anniversary of the grant date and expire within 10 years from the grant date.

     Option activity under the 1998 Plan is summarized below:

                                                                      NUMBER OF              WEIGHTED
                                                                       SHARES             AVERAGE PRICE
                                                                  ------------------    -------------------
         Granted.............................................       1,039,000                 $5.62
         Exercised...........................................             ---                   ---
         Surrendered or terminated ..........................             ---                   ---
                                                                  ------------------
         Options outstanding at December 31, 1998............       1,039,000                 $5.62
         Granted.............................................         674,900                 $3.91
         Exercised...........................................             ---                   ---
         Surrendered or terminated...........................        (341,000)                $5.59
                                                                  ------------------
         Options outstanding at December 31, 1999............       1,372,900                 $4.78
         Granted.............................................         310,134                 $9.49
         Exercised...........................................             ---                   ---
         Surrendered or terminated...........................        (190,350)                $5.33
                                                                  ------------------
         Options outstanding at December 31, 2000............       1,492,684                 $5.69
                                                                  ==================

         Options exercisable at December 31, 2000............           1,500                 $3.75
         Options  available  for future grant at December 31,
              2000...........................................           7,316
         Weighted-average fair value of options granted
              during the year ended December 31, 1998........           $3.42
         Weighted-average fair value of options  granted
              during the year ended December 31, 1999........           $2.77
         Weighted-average fair value of options granted
              during the year ended December 31, 2000........           $8.99

     During January 2000, the Board of Directors approved the immediate vesting of 242 and 1,500 unvested options as of December 31, 1999 under the 1996 and 1998 Plans, respectively, for former employees of the French distribution subsidiary that was sold on December 31, 1999 (see Note 11). The Company recognized $13,000 of stock compensation expense for the year ended December 31, 2000.

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

     Option activity for the above grants and the Directors Plan is summarized below:


                                                                      NUMBER OF              WEIGHTED
                                                                       SHARES             AVERAGE PRICE
                                                                  ------------------    -------------------
         Granted.............................................          15,000                 $5.60
         Exercised...........................................             ---                   ---
                                                                  ------------------
         Options outstanding at December 31, 1998............          15,000                 $5.60
         Granted ............................................          15,000                 $3.75
         Exercised...........................................             ---                  ---
                                                                  ------------------
         Options outstanding at December 31, 1999............          30,000                 $4.68
         Granted.............................................          20,000                 $8.97
         Exercised...........................................         (20,000)                $4.68
                                                                  ------------------
         Options outstanding at December 31, 2000............          30,000                 $7.54
                                                                  ==================
         Options exercisable at December 31, 2000............          30,000                 $7.54
         Options  available  for future grant at December 31,
              2000...........................................          65,000
         Weighted-average fair value of options granted
              during the year ended December 31, 1998........           $2.93
         Weighted-average fair value of options granted
              during the year ended December 31, 1999........           $3.54
         Weighted-average fair value of options granted
              during the year ended December 31, 2000........           $6.00


     The following summarizes information about stock options outstanding at December 31, 2000:

                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                               ------------------------------------    ------------------------------------
                                                      WEIGHTED
                                                       AVERAGE            WEIGHTED
            RANGE OF                                 REMAINING            AVERAGE
            EXERCISE               NUMBER            CONTRACTUAL          EXERCISE             NUMBER
            PRICES               OUTSTANDING            LIFE                PRICE            EXERCISABLE
         ------------------    ----------------    ----------------    ----------------    ----------------
          $0.53-$1.34                434,388            6.01               $0.56               426,418
          $2.74-$3.75                440,507            8.46               $2.97                42,468
          $5.38-$5.60                856,179            7.66               $5.55                33,763
          $6.13-$10.56               356,013            9.13               $8.01                40,989
                               ----------------                                         ----------------
                                   2,087,087                                                   543,638
                               ================                                         ================

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The principal determinants of option pricing are: the estimated fair value of the Company's Common Stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                             2000              1999              1998
                                                        ---------------    --------------    --------------
         Expected volatility........................        124.4%             94.2%             82.0%
         Risk free interest rate....................          6.2%              6.0%              4.4%
         Expected option life (years)...............          7.0               6.7               6.9
         Dividend yield.............................            0                 0                 0

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its fixed stock option plan and, accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations. Had compensation cost been recognized using the fair value-based method of accounting, as prescribed by SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):

                                                                     YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                             2000              1999              1998
                                                        ---------------    --------------    --------------
         Net loss:
              As reported..............................   $  (460)         $ (9,842)         $(16,755)
              Pro forma................................   $(1,935)         $(10,792)         $(17,151)
         Basic and diluted net loss per share:
                 As reported...........................     $(.05)           $(1.00)           $(1.91)
                 Pro forma.............................     $(.19)           $(1.09)           $(1.96)

     The Company also maintains the Vysis, Inc. Savings and Investment Plan (the "Savings Plan"), as amended, which allows for participant contributions pursuant to Section 401(k) of the Internal Revenue Code. Substantially all the Company's U.S. employees are eligible to participate in the Savings Plan and may contribute up to 17 percent of their eligible compensation to the Savings Plan. The Company provides for a 50% match of the employees' contribution up to 3 percent of the employees' salary, subject to legal limitations. The Company made matching contributions to the Savings Plan of $172,000, $203,000 and $204,000 in 2000, 1999, and 1998, respectively.

NOTE 18--SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company operates in two reportable business segments: genetic and food testing products. The genetics business develops, commercializes, manufactures and markets products that use nucleic acid probes for the evaluation and management of cancer, prenatal disorders and other genetic diseases. The food business manufactures and markets food testing kits based on DNA probes.

     The tables below present information (in thousands) about reported segments for the three years ended December 31, 2000:

                                                                YEAR ENDED DECEMBER 31, 2000
                                                   --------------------------------------------------------
                                                      GENETICS              FOOD                TOTAL
                                                   ----------------    ----------------    ----------------
         Revenues from external
           customers...........................        $21,147              $ 2,844              $23,991
         Interest income.....................              569                  ---                  569
         Unusual expense items, net*......                 310                  ---                  310
         Depreciation and amortization...                1,467                   26                1,493
         Other non-cash items...............            (1,091)                 ---               (1,091)
         Segment income (loss)............                (462)                   2                 (460)
         Segment assets.....................            20,907                  583               21,490
         Additions to long-lived assets ......             960                   21                  981

     * Includes acquired clinical trial data expense, net of gain on sale of marketable securities.


                                                                YEAR ENDED DECEMBER 31, 1999
                                                   --------------------------------------------------------
                                                      GENETICS              FOOD                TOTAL
                                                   ----------------    ----------------    ----------------
         Revenues from external
           customers........................           $18,718               $2,977              $21,695
         Interest income....................               648                  ---                  648
         Interest expense...................                68                  ---                   68
         Unusual income items, net*.........               769                  ---                  769
         Depreciation and amortization......             1,622                   21                1,643
         Other non-cash items...............            (1,767)                 ---               (1,767)
         Segment loss.......................             9,702                  140                9,842
         Segment assets.....................            20,374                  661               21,035
         Additions to long-lived assets.....               778                   57                  835

     * Includes gain on sales of Imaging business, French distributor and marketable securities, net of acquired research-related patents and restructuring expense.

                                                                YEAR ENDED DECEMBER 31, 1998
                                                   --------------------------------------------------------
                                                      GENETICS              FOOD                TOTAL
                                                   ----------------    ----------------    ----------------
         Revenues from external
           customers........................           $20,348               $2,622              $22,970
         Legal settlement...................               384                  ---                  384
         Interest income....................             1,337                  ---                1,337
         Interest expense...................               379                  ---                  379
         Depreciation and amortization......             2,320                   18                2,338
         Other non-cash items...............               351                  ---                  351
         Segment loss.......................            16,329                  426               16,755
         Segment assets.....................            34,380                  663               35,043
         Additions to long-lived assets.....             1,032                   11                1,043

     The Company's revenues by product line are as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,

                                                   --------------------------------------------------------
                                                        2000                1999                1998
                                                   ----------------    ----------------    ----------------
         FDA/AFSSAPS approved clinical
           genetic testing products........                $ 5,927         $ 4,116             $ 2,616
         ASR/Research products.............                 11,176           9,506               8,463
         Genetic instrument products.......                  1,906           3,268               6,650
         License and other revenue.........                  2,138             749               1,444
         Distributed laboratory products...                    ---           1,079               1,175
         Food testing products.............                  2,844           2,977               2,622
         Legal settlement..................                    ---             ---                 384
                                                   ----------------    ----------------    ----------------
         Consolidated total revenues.......                $23,991         $21,695             $23,354
                                                   ================    ================    ================

     The Company's revenues from external customers by geographic area based on the customer's location are as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                        2000                1999                1998
                                                   ----------------    ----------------    ----------------
         United States......................            $13,087             $10,423             $ 9,884
         Europe, Middle East and Africa  ...              8,058               8,766              11,212
         Other..............................              2,846               2,506               2,258
                                                   ----------------    ----------------    ----------------
         Consolidated total revenues........            $23,991             $21,695             $23,354
                                                   ================    ================    ================

     All long-lived assets as of December 31, 2000 and 1999 are located within the United States, except for $591,000 and $284,000 of European long-lived assets, respectively.

     For the years ended December 31, 2000, 1999 and 1998, there were no revenues to individual customers that exceeded 10 percent of total revenues.

NOTE 19--LEASE OBLIGATIONS:

     The Company operates primarily in leased facilities and also leases certain manufacturing and other equipment. These leases generally require the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the Company's leases contain renewal clauses.

     Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                             YEAR ENDING DECEMBER 31,

                             2001 ..............................  $   837
                             2002 ..............................      953
                             2003 ..............................      745
                             2004 ..............................      644
                             2005 ..............................       15
                                                                ---------------
                                                                   $3,194
                                                                ===============

     Rental expense totaled $852,000, $1,055,000 and $932,000 in 2000, 1999, and
1998, respectively.

NOTE 20--GOODWILL WRITE-OFF:

     On April 3, 1996, the Company acquired all of the outstanding common stock of TechGen International Sarl ("TechGen") for $295,000. TechGen is a French distributor of chemical, biological, health and hygiene products and equipment, which was subsequently sold in December 1999 (see Note 11). The acquisition was accounted for under the purchase method of accounting. Accordingly, the cash paid of $295,000 and liabilities assumed of $711,000 were allocated to the tangible assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired of $457,000 was assigned to goodwill and amortized using the straight-line method over a five year period. During 1998, the Company analyzed the undiscounted future cash flows from this product line and determined the cash flows would be less than the carrying value of the goodwill. As a result of the impairment, the Company wrote off during the year ended December 31, 1998 the remaining goodwill of $205,000 in selling, general and administrative expense.

NOTE 21--COMMITMENTS AND CONTINGENCIES:

     In August 1999 the Company settled a patent infringement claim brought by Gen-Probe Incorporated ("Gen-Probe") against the Company and Amoco Corporation alleging infringement of certain patents owned by Gen-Probe and a claim of malicious prosecution brought by Gen-Probe against the Company and Amoco Corporation. The litigation settlement included an exchange of various patent licenses and immunities from suit between the parties. No material amounts of cash were paid or received by the Company upon completion of the settlement. At December 31, 1998, the Company had accrued estimated future legal costs related to that matter of $1.0 million. During 1999, the Company incurred legal costs of $744,000 related to that matter and, as a result, credited the remaining $256,000 to selling, general and administrative expenses.

     The Company is named as the defendant in a declaratory judgment suit filed in the United States District Court in the Southern District of California (San Diego) by Gen-Probe. The suit seeks a declaration that the Company's U.S. Patent No. 5,750,338 ("the `338 patent") is invalid and not infringed by certain products for detecting the presence of hepatitis C virus and human immunodeficiency virus in blood specimens. The Company understands that Chiron is currently marketing the products in various countries outside the U.S. pursuant to licenses granted by the Company to Gen-Probe and Chiron. The suit also seeks an injunction restraining the Company from interfering with activities by Gen-Probe and its partners regarding these and other products in development; damages and other relief for unfair competition; and a declaration of Gen-Probe's rights and obligations under its license to the `338 patent. The parties are taking discovery. The trial is projected to occur in about January 2002. The Company believes Gen-Probe's claims are without merit and intends to defend its rights vigorously.

     The Company has filed an application to reissue the `338 patent with the United States Patent & Trademark Office seeking clarification of certain matters concerning the '338 patent. The reissue application also requests the Patent Office to supplement the claims of the issued patent with new claims of intermediate scope. The application remains pending.

     Neither loss of the suit filed by Gen-Probe nor an adverse ruling by the Patent Office to the reissue application would limit the sales or marketing of any of the Company's present or planned products, but either result could result in the loss of revenue resulting from the licenses granted to Gen-Probe and its partners and other potential licenses granted under the `338 patent. Although there can be no assurance as to the ultimate outcome of the suit, based upon the information available at this time it is the opinion of the Company's management that the outcome of this suit will not have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company has an unused $2.0 million line of credit secured by eligible accounts receivable.

NOTE 22--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                              MARCH 31             JUNE 30          SEPTEMBER 30         DECEMBER 31
                                           ----------------    ----------------    ----------------    ----------------
2000
Total revenues........................         $ 5,131             $ 6,825               $ 5,486             $ 6,549
Gross profit..........................           3,892               5,335                 4,257               4,763
Net income (loss).....................          (1,319)               (995)                  950                 904
Basic income (loss) per share.........            (.13)               (.10)                  .09                 .09
Diluted income (loss) per share.......            (.13)               (.10)                  .09                 .08
1999
Total revenues........................         $ 5,444             $ 6,472               $ 4,039             $ 5,740
Gross profit..........................           3,397               3,833                 2,742               3,589
Net loss..............................          (3,498)             (2,798)               (1,989)             (1,557)
Basic and diluted loss per share......           (0.36)              (0.29)                (0.20)              (0.16)

                                                                     SCHEDULE II

                                   VYSIS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                                     DEDUCTIONS
                                        BALANCE AT                     DEDUCTIONS     DEDUCTIONS     DUE TO SALE     BALANCE AT
           DESCRIPTION OF               BEGINNING                        DUE TO         DUE TO        OF FRENCH        END OF
       ALLOWANCE AND RESERVES           OF PERIOD       ADDITIONS      WRITE-OFFS     RECOVERIES     SUBSIDIARY        PERIOD
-------------------------------------  -------------   ------------  --------------- -------------- --------------  --------------
2000
Allowance for doubtful accounts           $1,231        $   167          $  68         $   211        $    ---         $1,119
1999
Allowance for doubtful accounts            1,290            653            244             ---             468          1,231
1998
Allowance for doubtful accounts              197          1,124             31             ---             ---          1,290

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VYSIS, INC.


Date:  March 29, 2001        By:                /s/JOHN L. BISHOP
                                ----------------------------------------------
                                Name: John L. Bishop
                                TITLE: PRESIDENT AND CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                       SIGNATURES                                     TITLE (CAPACITY)                    DATE
                      -----------                                    -----------------                   ------
                                                               President, Chief Executive
                    /s/JOHN L. BISHOP                             Officer and Director              March 29, 2001
----------------------------------------------------------        (Principal Executive Officer
                     John L. Bishop                               and Director)

                                                              Senior Vice President of Finance
                    /s/ JOHN R. SLUIS                              (Principal Financial Officer     March 29, 2001
----------------------------------------------------------         and Principal Accounting
                      John R. Sluis                                Officer)

                    /s/W. MURRAY AIR                          Director                              March 29, 2001
----------------------------------------------------------
                      W. Murray Air

                  /s/KENNETH L. MELMON                        Director                              March 29, 2001
----------------------------------------------------------
                    Kenneth L. Melmon

                  /s/RICHARD A. LERNER                        Director                              March 29, 2001
----------------------------------------------------------
                    Richard A. Lerner

                 /s/ANTHONY J. NOCCHIERO                      Director                              March 29, 2001
----------------------------------------------------------
                  Anthony J. Nocchiero

                 /s/WALTER R. QUANSTROM                       Director                              March 29, 2001
----------------------------------------------------------
                   Walter R. Quanstrom

                    /s/FRANK J. SROKA                         Director                              March 29, 2001
----------------------------------------------------------
                     Frank J. Sroka

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                               DESCRIPTION OF DOCUMENT
------------------  ---------------------------------------------------------

 **       2.1(5)    Asset Purchase, License, and Distribution Agreement
                    Between Vysis, Inc. and Applied Imaging Corp. dated July
                    16, 1999.

          3.1.1(1) Certificate of Incorporation of Vysis, Inc. (formerly Framingham Development Company) filed April 18, 1991.

          3.1.2(1) Certificate of Amendment of Certificate of Incorporation filed March 30, 1994.

          3.1.3(1)  Certificate of Merger filed February 1, 1996.

          3.1.4(1) Certificate of Amendment of Certificate of Incorporation filed February 29, 1996.

          3.1.5(1) Certificate of Correction of Certificate of Amendment filed July 22, 1996.

          3.1.6(1) Certificate of Amendment of Certificate of Incorporation filed September 16, 1997.

          3.1.7(1) Certificate of Designations of Series B Preferred Stock, filed September 17, 1997.

          3.1.8(1) Certificate of Amendment of Certificate of Incorporation filed November 21, 1997.

          3.2(3)    Amended and Restated Bylaws of Vysis, Inc.

          4.1(1)    Form of Common Stock Certificate.

*         10.1(1)   Vysis, Inc. 1996 Stock Incentive Plan.

          10.2(1) Industrial Building Lease between American National Bank and Trust Company of Chicago and Vysis, Inc. dated November 29, 1994.

          10.3(1) License Agreement for Chromosome Analysis Technology with Chromosome-Specific Probes between ATC and The Regents of The University of California dated August 15, 1989, as amended October 6, 1989; July 1, 1991; April 15, 1992; June 1, 1994; June 6, 1994; June 28, 1994; July 1, 1994;
                    September 1, 1994.

          10.4(1) Exclusive License Agreement between The Regents of The University of California and Imagenetics for Inventions made in the field of Molecular Cytogenetics dated July 1, 1994.

          10.5(1) Option Agreement between The Regents of The University of California and Imagenetics for Inventions made in the field of Molecular Cytogenetics dated July 1, 1994.

          10.6(1) Exclusive Option Agreement between Vysis and the University of California for the Glass Chromosome.

          10.7(1) Exclusive License Agreement between the Regents of the University of California and Vysis, Inc. for Molecular Cytogenetics Software dated June 1, 1995.

   EXHIBIT
    NUMBER                    DESCRIPTION OF DOCUMENT
-------------------    --------------------------------------------------------

          10.8(1) Exclusive License Agreement between the Regents of The University of California and ATC dated July 30, 1992, as amended, December 7, 1994.

          10.9(1) License Agreement between The Trustees of Columbia University, The Salk Institute for Biological Studies and Gene-Trak Systems dated October 7, 1988, as amended June 15, 1996.

          10.10(1) Research and License Agreement between Gene-Trak Inc. and Public Health Research Institute dated July 14, 1994 and Letter re: Research and License Agreement dated July 18, 1994.

          10.11(1) Exclusive Distributor Agreement between Vysis, Inc. and Fujisawa Pharmaceutical Co., Ltd. dated July 31, 1995.

**        10.12(1)  Sublicense Agreement between Ciba Corning Diagnostics Corp.
                    and Vysis, Inc. dated May 24, 1996.

**        10.13     License agreement between the Company and Yale University.

          10.14(1) Cooperation Agreement between the Company and Amoco Technology Company.

          10.15(2) Registration Rights Agreement between the Company and Amoco Technology Company.

          10.16(1) Amended and Restated Tax Allocation Agreement between the Company and Amoco Technology Company.

*         10.17(6)  Amended and Restated Vysis, Inc. 1998 Long Term Incentive
                    Plan.

*         10.18(4)  1999 Outside Directors Stock Option Plan.

*         10.19(7)  1998 Stock Option Agreement with Dr. Kenneth Melmon.

*         10.20     Director's Agreement with Dr. Richard A. Lerner

          21.1(1)   Subsidiaries of Vysis, Inc.

          23.1      Independent Auditors' Consent.

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

(6) Previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(7) Previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

*    Management contract or compensatory plan or arrangement.

**   Confidential information contained in this Agreement has been omitted.