Form 10-Q
period 2001-03-31
VYSIS INC
filed 2001-05-15
CIK 1016794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23659

VYSIS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3803405
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

3100 Woodcreek Drive	60515-5400
Downers Grove, Illinois	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (630) 271-7000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒       No  ☐

          Number of shares of Common Stock, par value $.001 per share, outstanding as of May 3, 2001:  10,171,253

VYSIS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VYSIS, INC.
(An indirect subsidiary of BP p.l.c.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$3,904	$715
Short-term investments	6,907	10,673
Accounts receivable, net	4,804	3,728
Other receivables	14	321
Inventories	1,691	1,652
Other current assets	1,446	528
Total current assets	18,766	17,617
Property and equipment, net	2,421	2,503
Other assets	1,449	1,370
Total assets	$22,636	$21,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,663	$6,975
Deferred revenue	300	200
Total current liabilities	6,963	7,175

Long-term liabilities:
Deferred revenues	1,334	972
Other long-term liabilities	100	100
Total long-term liabilities	1,434	1,072

Contingency (Note 13)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A; 6,200,000 shares designated; none issued and outstanding at March 31, 2001 and December 31, 2000	---	---
Series B; 553,126 shares designated; none issued and outstanding at March 31, 2001 and December 31, 2000	---	---
Common stock, $0.001 par value; 35,000,000 shares authorized; 10,169,242 issued and outstanding at March 31, 2001; 10,150,992 issued and outstanding at December 31, 2000	10	10
Additional paid-in capital	72,714	72,625
Accumulated other comprehensive loss:
Cumulative translation adjustment	(642)	(464)
Accumulated deficit	(57,843)	(58,928)
Total stockholders’ equity	14,239	13,243
Total liabilities and stockholders’ equity	$22,636	$21,490

See notes to the consolidated financial statements.

VYSIS, INC.
(An indirect subsidiary of BP p.l.c.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2001	2000

Revenues:
Product revenue	$6,977	$4,950
License and other revenue	242	181
Total revenues	7,219	5,131
Cost of goods sold	1,645	1,214
Gross profit	5,574	3,917
Operating expenses:
Research and development	1,534	1,809
Selling, general and administrative	3,132	3,536
Total operating expenses	4,666	5,345
Income (loss) from operations	908	(1,428)
Interest income	177	109
Income (loss) before provision for income taxes	1,085	(1,319)
Provision for income taxes	---	---
Net income (loss)	$1,085	$(1,319)

Net income (loss) per share:
Basic	$0.11	$(0.13)
Diluted	$0.10	$(0.13)

See notes to the consolidated financial statements.

VYSIS, INC.
(An indirect subsidiary of BP p.l.c.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000

Net income (loss)	$1,085	$(1,319)

Other comprehensive income (loss):
Cumulative translation adjustment	(178)	(109)
Unrealized holding gain on investment	---	777
Total other comprehensive income (loss)	(178)	668
Comprehensive income (loss)	$907	$(651)

See notes to the consolidated financial statements.

VYSIS, INC.
(An indirect subsidiary of BP p.l.c.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,085	$(1,319)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	235	377
Effects of changes in foreign currency	37	26
Changes in assets and liabilities:
Accounts receivable	(1,234)	206
Inventories	(86)	(115)
Other current assets	(949)	(671)
Other assets	(121)	10
Accounts payable and accrued liabilities	(262)	252
Deferred revenue	462	(75)
Net cash used in operating activities	(833)	(1,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds, net of cash sold, from French distributor	92	651
Proceeds, net of transaction-related expenses, from sale of Imaging business	250	39
Proceeds from maturities of short-term investments	5,625	3,585
Purchases of short-term investments	(1,859)	(3,244)
Purchases of property and equipment	(152)	(191)
Proceeds from sale of property and equipment	---	23
Increase in other assets	---	(53)
Net cash provided by investing activities	3,956	810

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option plan exercises	89	125
Expenses funded by BP	---	115
Net cash provided by financing activities	89	240
Effect of exchange rate changes on cash	(23)	(49)
Net decrease in cash and cash equivalents	3,189	(308)
Cash and cash equivalents at beginning of period	715	4,818
Cash and cash equivalents at end of period	$3,904	$4,510

See notes to the consolidated financial statements.

VYSIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION AND BUSINESS:

             Vysis, Inc. (“Vysis” or the “Company”) is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases.  Vysis currently markets six U.S. Food and Drug Administration (“FDA”) or foreign cleared or approved clinical (“Clinical”) products in addition to distributing over 300 Analyte Specific Reagent and research (“ASR/Research”) products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 59 countries. The Company's wholly owned subsidiary, Gene-Trak Systems Industrial Diagnostics Corporation, manufactures and markets food testing kits based on Deoxyribonucleic Acid (“DNA”) probes.

             The Company was incorporated in Delaware on April 18, 1991. The Company's business represents the consolidation of multiple research units and programs of the former Amoco Corporation. On December 31, 1998, Amoco Corporation merged with the former British Petroleum Corporation, and as a result of the merger became a wholly-owned subsidiary of BP p.l.c.

             On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share, at a price of $12.00 per share (the “Offering”). The net proceeds of the Offering after deducting expenses were approximately $32.1 million.  Concurrent with the consummation of the Offering, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP in exchange for a reduction of $8.1 million in the Company’s note payable to BP.  As of May 3, 2001, BP beneficially owned approximately 66 percent of the Company’s outstanding Common Stock.

NOTE 2—FINANCIAL INFORMATION:

             The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

             In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods.  All such adjustments are of a normal, recurring nature.  Certain amounts in fiscal 2000 have been reclassified to conform to the fiscal 2001 presentation.  These changes had no impact on previously reported results of operations or stockholders’ equity.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for a full year.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS:

             Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000.  SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative.  The Company has adopted SFAS No. 133 effective January 1, 2001.  Management has determined that the adoption of SFAS No. 133 did not have an impact on the financial position, results of operations, or cash flows of the Company.

NOTE 4—COMPOSITION OF BALANCE SHEET COMPONENT:

             Inventories consisted of the following (in thousands):

	March 31, 2001	December 31, 2000
Raw materials and supplies	$851	$522
Finished goods	840	1,130
	$1,691	$1,652

NOTE 5—SHORT-TERM INVESTMENTS CLASSIFIED AS HELD TO MATURITY:

             Short-term investments are classified as held to maturity, are carried at amortized cost and are summarized as follows (in thousands):

	March 31, 2001
	Amortized Cost	Unrealized Loss	Fair Value
U.S. government agencies	$4,122	$2	$4,120
Corporate debt securities	2,785	9	2,776
	$6,907	$11	$6,896

	December 31, 2000
	Amortized Cost	Unrealized Gain	Fair Value
U.S. government agencies	$3,307	$5	$3,312
Corporate debt securities	7,366	3	7,369
	$10,673	$8	$10,681

             A summary of securities classified as held to maturity at March 31, 2001 are as follows (in thousands):

Due In	Amortized Cost	Fair Value
1-90 Days	$6,423	$6,413
91-180 Days	484	483
	$6,907	$6,896

NOTE 6—INCOME TAXES:

             Prior to the completion of the Company’s Offering, the results of operations were included in the consolidated income tax returns of BP; accordingly, the domestic net operating losses through February 10, 1998 have been utilized by BP in its consolidated income tax returns and are not available to offset the Company's future taxable income.  Subsequent to the Offering, the Company has filed separate federal income tax returns.  For state income taxes, the Company’s results of operations will continue to be included with BP, due to its 66 percent ownership interest in the Company, in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company’s business is taxed), the Company is required by law to be included in BP’s unitary state tax returns as long as BP owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP requires BP to pay the Company the incremental tax savings, if any, received by BP as a result of including the Company’s results of operations in such filings. The agreement also requires the Company to pay BP the incremental tax liability, if any, incurred by BP as a result of including the Company’s results of operations in such filings. As a result of BP’s apportionment factors combined with minimal U.S. based taxable income, the Company has not recorded any state income tax expense for the three months ended March 31, 2001.  For federal and state income taxes in non-unitary states, the Company has not recorded any income tax expense due to the availability of net operating loss carry-forwards.  Ultimate utilization or availability of net operating losses and certain deferred tax assets may be limited if a significant change in ownership occurs, as defined by rules enacted with the United States Tax Reform Act of 1986.

             A full valuation allowance has been provided for all deferred tax assets (net of liabilities) at March 31, 2001 as management does not consider realization of such amounts more likely than not.

NOTE 7—GAIN ON SALE OF FRENCH DISTRIBUTOR:

             On December 31, 1999, the Company sold its wholly-owned French distribution subsidiary to Applied Genetics Services, Ltd. for a purchase price in French francs the equivalent of $1,272,000 in U.S. dollars as of December 31, 1999, resulting in a gain of $166,000.  At March 31, 2001, the Company and its foreign subsidiaries have received the U.S. dollar equivalent of $1,168,000.  The Company received during April 2001 the remaining payment in French francs, which translated into the equivalent of $14,000 in U.S. dollars.

NOTE 8—GAIN ON SALE OF THE IMAGING BUSINESS:

             During July 1999, the Company sold its Quips cytogenetic imaging instrumentation (“Imaging”) business, which represented nearly all of the Company’s current genetic instrument product line, to Applied Imaging Corp. (“AI”) for a purchase price of $2,278,000 plus additional consideration of $749,000 for the purchase of certain Imaging component inventory, resulting in a gain of $1,700,000.  Of the $3,027,000 in total consideration, the Company has received $2,499,000 in cash and 497,368 shares of AI common stock that was valued upon its receipt at $528,000.  During July 2000, the Company sold the AI common stock for $1,718,000 resulting in a realized gain of $1,190,000.

NOTE 9—RELATED PARTY TRANSACTION:

             During the three months ended March 31, 2000, the Company received certain consulting services provided for and paid by BP valued at $115,000.  The Company has recorded the benefit of these services as a capital contribution with a corresponding charge to selling, general and administrative expense.

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION:

             The Company operates in two reportable business segments:  genetic and food testing products.  The genetics business develops, commercializes, manufactures and markets products that use nucleic acid probes for the evaluation and management of cancer, prenatal disorders and other genetic diseases.  The food business manufactures and markets food testing kits based on DNA probes.

             The tables below present information (in thousands) about reported segments for the three months ended March 31, 2001 and 2000:

	March 31, 2001
	Genetics	Food	Total
Revenues from external customers	$6,533	$686	$7,219
Segment income	950	135	1,085
Segment assets	21,971	665	22,636

	March 31, 2000
	Genetics	Food	Total
Revenues from external customers	$4,412	$719	$5,131
Segment income (loss)	(1,339)	20	(1,319)
Segment assets	20,270	754	21,024

             The Company’s revenues by product line for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
FDA/ADM approved clinical genetic testing products	$2,013	$1,297
ASR/Research genetic testing products	3,536	2,642
Genetic instrument products	742	292
License and other revenue	242	181
Food testing products.	686	719
Consolidated total revenues	$7,219	$5,131

             The Company’s revenues by geographic area based on location of customers are as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
United States	$3,947	$2,612
Europe, Middle East and Africa	2,372	1,888
Other	900	631
Consolidated total revenues	$7,219	$5,131

NOTE 11—NET INCOME (LOSS) PER SHARE:

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

             The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) computations (in thousands, except per share amounts) for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31,
	2001	2000
Numerator:
Net income (loss)	$1,085	$(1,319)
Denominator:
Denominator for basic net income (loss) per share – weighted-average shares	10,154	10,007
Dilutive potential common shares – stock options	1,026	---
Denominator for diluted net income (loss) per share	11,080	10,007
Basic net income (loss) per share	$0.11	$(0.13)

Diluted net income (loss) per share	$0.10	$(0.13)

             Options to purchase 191,476 shares of common stock were outstanding at March 31, 2001, but were not included in the computation of diluted net income per share for the three months ended March 31, 2001 as their effect was antidilutive.  Options to purchase 2,179,635 shares were outstanding at March 31, 2000, but were not included in the computation of diluted loss per share for the three ended March 31, 2000 as their effect was antidilutive.

NOTE 12—DISTRIBUTION AND SUPPLY AGREEMENT:

             On March 30, 2001, the Company entered into a five-year, renewable distribution and supply agreement (“the Agreement”) with Abbott Laboratories (“Abbott”).  The Agreement provides Abbott with the exclusive distribution rights in North America and Europe for the Company’s PathVysionTM breast cancer product and its UroVysion bladder cancer product.  The Agreement also gives Abbott an exclusive option for distribution rights in Asia/Pacific (except Japan) and South America for both products.  All payments will be recognized by the Company over the periods to which they apply.

NOTE 13—CONTINGENCY:

             As previously reported, the Company is named as the defendant in a declaratory judgment suit filed in the United States District Court in the Southern District of California (San Diego) by Gen-Probe Incorporated (“Gen-Probe”).  The suit seeks a declaration that the Company’s U.S. Patent No. 5,750,338 (“the ‘338 patent”) is invalid, unenforceable and not infringed by certain products for detecting the presence of hepatitis C virus and human immunodeficiency virus in blood specimens.  The Company understands that Chiron Corporation (“Chiron”) is currently marketing the products in various countries outside the U.S. pursuant to licenses granted by the Company to Gen-Probe and Chiron.  The suit also seeks an injunction restraining the Company from interfering with activities by Gen-Probe and its partners regarding these and other products in development; damages and other relief for unfair competition; and a declaration of Gen-Probe’s rights and obligations under its license to the ‘338 patent.  The parties are taking discovery.  The trial is projected to occur in about January 2002.  The Company believes Gen-Probe’s claims are without merit and is defending its rights vigorously.

             As also reported previously, the Company has filed an application to reissue the ‘338 patent with the United States Patent & Trademark Office seeking clarification of certain matters concerning the '338 patent.  The reissue application also requests the Patent Office to supplement the claims of the issued patent with new claims of intermediate scope.  The application remains pending.

             Neither loss of the suit filed by Gen-Probe nor an adverse ruling by the Patent Office to the reissue application would limit the sales or marketing of any of the Company’s present or planned products, but either result could result in the loss of revenue resulting from the licenses granted to Gen-Probe and its partners and other potential licenses granted under the ‘338 patent.  Although there can be no assurance as to the ultimate outcome of the suit, based upon the information available at this time it is the opinion of the Company’s management that the outcome of this suit will not have a material adverse effect on the Company’s business, results of operations and financial condition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results and financial condition.  The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as well as the financial statements of the Company and notes thereto.  This Quarterly Report on Form 10-Q contains certain statements which describe the Company’s beliefs concerning future business conditions and the outlook for the Company based on currently available information.  Whenever possible, the Company has identified these “forward-looking” statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “believes,” “estimates,” “expects,” and similar expressions. These forward-looking statements are subject to risks and uncertainties which could cause the Company’s actual results, performance and achievements to differ materially from those expressed in or implied by these statements.  These risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by the forward-looking statements, include:  the market acceptance of the Company’s clinical products; the extent to which the clinicians or laboratories performing procedures with the Company’s products are able to obtain third-party reimbursement; the ability of the Company to successfully market and sell its clinical products, other products and equipment; competition; compliance by the Company with regulatory requirements and the timely receipt of necessary governmental approvals; the Company’s ability to manufacture products in sufficient quantities; the Company’s ability to maintain intellectual property protection for its proprietary products, to defend its existing intellectual property rights from challenges by third parties, and to avoid infringing intellectual property rights of third parties; product liability claims; the success of the Company’s collaborators and licensees; and the Company’s cost control efforts.   In addition, a detailed discussion of risks and uncertainties may be found in the Company’s periodic filings with the Securities and Exchange Commission.  The Company disclaims any intent or obligation to update these forward-looking statements.

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

RESULTS OF OPERATIONS

             For the three months ended March 31, 2001, total revenues were $7.2 million, an increase of $2.1 million, or 41 percent, from the prior year.  For the three months ended March 31, 2001, product revenues increased $2.0 million, or 41 percent, to $7.0 million, from 2000 while grant and other revenue of $0.2 million was slightly improved from the prior year quarter.  The increase in 2001 product revenue was primarily attributable to a $0.7 million, or 55 percent, increase in Clinical product sales, a $0.9 million, or 34 percent, increase in ASR/Research product sales, and a $0.4 million, or 154 percent, increase in Genetic Instrument Product (“Instrument”) sales.  The increase in Clinical sales was primarily due to growth in the U.S. adoption rate of the Company’s PathVysion™ breast cancer product and worldwide growth of the AneuVysion® prenatal product.  The increase in ASR/Research sales was primarily attributable to the worldwide increase in shipments of previously developed ASR/Research products, as well as the worldwide sales of 19 new ASR/Research products introduced within the last year.  The increase in Instrument revenue was primarily related to an increase in U.S. shipments of the Company’s VP2000 Processor, a high throughput instrument that automates the specimen preparation steps of FISH (fluorescent in site hybridization) assays, and the worldwide increase in shipments of its GenoSensorTM Reader, a proprietary reader designed to quickly capture fluorescent image data from the Company’s microarray.

             Cost of goods sold were $1.6 million for the three months ended March 31, 2001, an increase of $0.4 million, or 36 percent, from the prior year quarter primarily as a result of the increase in the volume of the products sold during the first quarter of 2001 as compared to the prior year period.  As a percentage of product revenue, 2001 product gross profit increased to 76.4 percent for the first quarter of 2001 as compared to 75.5 percent for the prior year quarter due to the Company’s continuing focus on its higher margin Clinical and ASR/Research products.   As a result, the product gross profit for the first quarter of 2001 was $5.3 million, an increase of $1.6 million, or 43 percent, over the prior year.

             Research and development expense, including clinical trial costs, decreased to $1.5 million for the three months ended March 31, 2001 from $1.8 million in the prior year quarter.  The $0.3 million decrease was primarily due to lower clinical trial related costs during the first quarter of 2001.

             Selling, general and administrative expense decreased to $3.1 million for the three months ended March 31, 2001 from $3.5 million in the prior year quarter.  The $0.4 million decrease was due to a decrease of $0.5 million in general and administrative expense primarily related to lower sales and use tax expense resulting from the Company implementing a sales and use tax compliance program during the first quarter of 2001, offset by an increase of $0.1 million in selling expense primarily attributable to additional employee-related costs.

             Interest income was $0.2 million for the three months ended March 31, 2001, an increase of $0.1 million over the prior year quarter primarily as a result of the Company’s higher average cash, cash equivalents and short-term investment balances during the first quarter of 2001 as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

             Net cash used in operating activities for the three months ended March 31, 2001 was $0.8 million, a decrease of $0.5 million over the prior year quarter, driven primarily by a $2.4 million improvement in net income and an increase of $0.5 million in deferred revenues, offset by a $2.2 million increase in working capital requirements during the first quarter of 2001 as compared to the prior year quarter.

             Net cash provided by investing activities for the three months ended March 31, 2001 was $4.0 million, resulting primarily from $3.8 million in proceeds from maturities of short-term investments, net of purchases, and $0.3 million in proceeds from the sale of the Imaging business.  During the prior year quarter, the $0.8 million of net cash provided by investing activities resulted primarily from $0.7 million in proceeds from the sale of the French distribution subsidiary.

             Net cash provided by financing activities for the three months ended March 31, 2001 was $0.1 million, a decrease of $0.2 million from the prior period primarily due to BP’s nonrecurring contribution of services during the first quarter of 2000 as well as the decrease in proceeds from stock option exercises.

             At March 31, 2001, the Company had cash, cash equivalents and short-term investments of $10.8 million and an accumulated deficit of $57.8 million.  Since its inception, the Company has experienced negative cash flows from operations.  As indicated above, the Company’s net cash used in operating activities for the first quarter of 2001 has decreased by $0.5 million, or 36 percent, in comparison to the prior year primarily as a result of the improvement in operating results.  For the three months ended March 31, 2001, the Company’s operating income of $0.9 million represented an improvement of $2.3 million over the first quarter of 2000.

             In order to preserve the Company’s cash position and to reduce cash used in operating activities, the Company implemented during the first quarter of 1999 a restructuring plan that resulted in the elimination of 20 positions, including open positions, thereby reducing ongoing expenditures by approximately $1.6 million.  In addition, the Company sold its investment in Incyte Pharmaceutical common stock for $0.5 million.  During the third quarter of 1999 the Company sold its Imaging business to Applied Imaging Corp. (“AI”) for total consideration of $3.0 million.  Of the $3.0 million in total consideration, the Company has received $2.5 million in cash and 497,368 shares of AI common stock that was valued upon its receipt at $0.5 million.  The AI stock was subsequently sold for $1.7 million during July 2000.  Upon completion of the Imaging business sale, the Company refocused on its core technologies and during the fourth quarter of 1999 eliminated 37 positions, including open positions as well as certain positions previously associated with the Imaging business, thereby reducing ongoing annual cash expenditures by approximately $2.7 million.  In addition, the Company sold during December 1999 its French distribution subsidiary for approximately $1.2 million, which has been adjusted for the effect of foreign currency translation.  At March 31, 2001, the Company has received substantially all of the $1.2 million adjusted purchase price.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rate.  The Company’s exchange rate risk is limited to its European operations.  The Company’s foreign currency exchange rate risk results primarily from the foreign currency translation of its foreign operations’ financial results and from the foreign operations’ intercompany purchases of inventory.  The majority of the intercompany purchases are paid for within standard payment terms of 30 days.  Sales throughout the rest of the world are denoted in U.S. dollars.  For the three months ended March 31, 2001, the foreign exchange rates utilized to translate the Company’s international subsidiaries’ local currency financial results into U.S. dollars declined five percent as compared to the prior quarter due to the strengthening of the U.S. dollar against the local currency of these subsidiaries which resulted in a $0.1 million reduction in operating results in comparison to the prior year.  The foreign currency translation loss included in shareholders’ equity resulting from the translation of the financial statements of the Company’s international subsidiaries into U.S. dollars increased by $0.2 million for the three months ended March 31, 2001.  Interest rate exposure is primarily limited to the $6.9 million of short-term investments owned by the Company.  Such securities are debt instruments which generate interest income for the company on excess cash balances.  The Company does not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments.

             The Company does not consider the present rate of inflation to have a significant impact on its business.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 13 to the Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             The exhibit filed as part of this 10-Q is listed in the Exhibit Index immediately preceding the exhibit.

             There were no Form 8-K reports filed during the quarter.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSIS, INC.

Date: May 15, 2001	By:	/s/ JOHN R. SLUIS
Name: John R. Sluis
Title: Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

** 2.1 (5)	Asset Purchase, License, and Distribution Agreement Between Vysis, Inc. and Applied Imaging Corp. dated July 16, 1999.

3.1.1 (1)	Certificate of Incorporation of Vysis, Inc. (formerly Framingham Development Company) filed April 18, 1991.

3.1.2 (1)	Certificate of Amendment of Certificate of Incorporation filed March 30, 1994.

3.1.3 (1)	Certificate of Merger filed February 1, 1996.

3.1.4 (1)	Certificate of Amendment of Certificate of Incorporation filed February 29, 1996.

3.1.5 (1)	Certificate of Correction of Certificate of Amendment filed July 22, 1996.

3.1.6 (1)	Certificate of Amendment of Certificate of Incorporation filed September 16, 1997.

3.1.7 (1)	Certificate of Designations of Series B Preferred Stock, filed September 17, 1997.

3.1.8 (1)	Certificate of Amendment of Certificate of Incorporation filed November 21, 1997.

3.2 (3)	Amended and Restated Bylaws of Vysis, Inc.

4.1 (1)	Form of Common Stock Certificate.

* 10.1 (1)	Vysis, Inc. 1996 Stock Incentive Plan.

10.2 (1)	Industrial Building Lease between American National Bank and Trust Company of Chicago and Vysis, Inc. dated November 29, 1994.

10.3 (1)	License Agreement for Chromosome Analysis Technology with Chromosome-Specific Probes between ATC and The Regents of The University of California dated August 15, 1989, as amended October 6, 1989; July 1, 1991; April 15, 1992; June 1, 1994; June 6, 1994; June 28, 1994; July 1, 1994; September 1, 1994.

10.4 (1)	Exclusive License Agreement between The Regents of The University of California and Imagenetics for Inventions made in the field of Molecular Cytogenetics dated July 1, 1994.

10.5 (1)	Option Agreement between The Regents of The University of California and Imagenetics for Inventions made in the field of Molecular Cytogenetics dated July 1, 1994.

10.6 (1)	Exclusive Option Agreement between Vysis and the University of California for the Glass Chromosome.

10.7 (1)	Exclusive License Agreement between the Regents of the University of California and Vysis, Inc. for Molecular Cytogenetics Software dated June 1, 1995.

10.8 (1)	Exclusive License Agreement between the Regents of The University of California and ATC dated July 30, 1992, as amended, December 7, 1994.

10.9 (1)	License Agreement between The Trustees of Columbia University, The Salk Institute for Biological Studies and Gene-Trak Systems dated October 7, 1988, as amended June 15, 1996.

10.10 (1)	Research and License Agreement between Gene-Trak Inc. and Public Health Research Institute dated July 14, 1994 and Letter re: Research and License Agreement dated July 18, 1994.

10.11 (1)	Exclusive Distributor Agreement between Vysis, Inc. and Fujisawa Pharmaceutical Co., Ltd. dated July 31, 1995.

**10.12 (1)	Sublicense Agreement between Ciba Corning Diagnostics Corp. and Vysis, Inc. dated May 24, 1996.

**10.13 (8)	License agreement between the Company and Yale University.

10.14 (1)	Cooperation Agreement between the Company and Amoco Technology Company.

10.15 (2)	Registration Rights Agreement between the Company and Amoco Technology Company.

10.16 (1)	Amended and Restated Tax Allocation Agreement between the Company and Amoco Technology Company.

* 10.17 (6)	Amended and Restated Vysis, Inc. 1998 Long Term Incentive Plan.

* 10.18 (4)	1999 Outside Directors Stock Option Plan.

* 10.19 (7)	1998 Stock Option Agreement with Dr. Kenneth Melmon.

* 10.20 (9)	Director’s Agreement with Dr. Richard A. Lerner

* 10.21	Director’s Agreement with Thomas L. Dewey

21.1 (1)	Subsidiaries of Vysis, Inc.

23.1 (1)	Independent Auditors’ Consent.

             (1)         Previously filed under the corresponding exhibit number in the Company’s S-1 Registration Statement No. 333-38109 and incorporated herein by reference.

             (2)         Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

             (3)         Previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

             (4)         Previously filed as Exhibit A to the Company’s Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference.

             (5)         Previously filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

             (6)         Previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

             (7)         Previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

             (8)         Previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

             (9)         Previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

*           Management contract or compensatory plan or arrangement.

**    Confidential information contained in this Agreement has been omitted.