Form 10-Q
period 2001-06-30
VYSIS INC
filed 2001-08-14
CIK 1016794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23659

VYSIS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3803405
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

3100 Woodcreek Drive
Downers Grove, Illinois	60515-5400
(Address of principal executive offices)	(Zip Code)

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
Yes ☒        No   ☐

             Number of shares of Common Stock, par value $.001 per share, outstanding as of August 8, 2001:  10,252,631

VYSIS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VYSIS, INC.
(An indirect subsidiary of BP p.l.c.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$7,365	$715
Short-term investments	5,085	10,673
Accounts receivable, net	4,220	3,366
Other receivables	---	321
Inventories	2,052	1,442
Other current assets	1,016	528
Current assets – discontinued operations	670	572

Total current assets	20,408	17,617
Property and equipment, net	2,295	2,451
Other assets	1,529	1,370
Long-term assets, net-discontinued operations	44	52

Total assets	$24,276	$21,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,073	$6,975
Deferred revenue	303	200

Total current liabilities	7,376	7,175

Long-term liabilities:
Deferred revenues	1,268	972
Other long-term liabilities	---	100

Total long-term liabilities	1,268	1,072

Contingency (Note 13)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A; 6,200,000 shares designated; none issued and outstanding at June 30, 2001 and December 31, 2000	---	---
Series B; 553,126 shares designated; none issued and outstanding at June 30, 2001 and December 31, 2000	---	---
Common stock, $0.001 par value; 35,000,000 shares authorized; 10,241,438 issued and outstanding at June 30, 2001; 10,150,992 issued and outstanding at December 31, 2000	10	10
Additional paid-in capital	72,923	72,625
Accumulated other comprehensive loss:
Cumulative translation adjustment	(725)	(464)
Accumulated deficit	(56,576)	(58,928)

Total stockholders’ equity	15,632	13,243

Total liabilities and stockholders’ equity	$24,276	$21,490

See notes to the consolidated financial statements.

VYSIS, INC.
(An indirect subsidiary of BP p.l.c.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,

	2001	2000

Revenues:
Product revenue	$6,401	$4,537
License and other revenue	387	1,564

Total revenues	6,788	6,101
Cost of goods sold	1,210	1,072

Gross profit	5,578	5,029

Operating expenses:
Research and development	1,467	1,671
Acquired clinical trial data	---	1,500
Selling, general and administrative	3,058	2,872

Total operating expenses	4,525	6,043

Income (loss) from operations	1,053	(1,014)
Interest income	135	132

Income (loss) from continuing operations before provision for income taxes	1,188	(882)
Provision for income taxes	---	---

Income (loss) from continuing operations	1,188	(882)
Income (loss) from discontinued operations	79	(113)

Net income (loss)	$1,267	$(995)

Income (loss) from continuing operations per share:
Basic	$.12	$(.09)

Diluted	$.10	$(.09)

Net income (loss) per share:
Basic	$.12	$(.10)

Diluted	$.11	$(.10)

See notes to the consolidated financial statements.

VYSIS, INC.
(An indirect subsidiary of BP p.l.c.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30,

	2001	2000

Revenues:
Product revenue	$12,692	$8,768
License and other revenue	629	1,745

Total revenues	13,321	10,513
Cost of goods sold	2,463	1,999

Gross profit	10,858	8,514
Operating expenses:
Research and development	2,946	3,437
Acquired clinical trial data	---	1,500
Selling, general and administrative	6,086	6,039

Total operating expenses	9,032	10,976

Income (loss) from operations	1,826	(2,462)
Interest income	312	241

Income (loss) from continuing operations before provision for income taxes	2,138	(2,221)
Provision for income taxes	---	---

Income (loss) from continuing operations	2,138	(2,221)
Income (loss) from discontinued operations	214	(93)

Net income (loss)	$2,352	$(2,314)

Income (loss) from continuing operations per share:
Basic	$.21	$(.22)

Diluted	$.19	$(.22)

Net income (loss) per share:
Basic	$.23	$(.23)

Diluted	$.21	$(.23)

See notes to the consolidated financial statements.

VYSIS, INC.
(An indirect subsidiary of BP p.l.c.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)
(unaudited)

	Three Months Ended June 30,

	2001	2000

Net income (loss)	$1,267	$(995)

Other comprehensive loss:
Cumulative translation adjustment	(83)	(4)
Unrealized holding loss on investment	---	(280)

Total other comprehensive loss	(83)	(284)

Comprehensive income (loss)	$1,184	$(1,279)

See notes to the consolidated financial statements.

VYSIS, INC.
(An indirect subsidiary of BP p.l.c.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)
(unaudited)

	Six Months Ended June 30,

	2001	2000

Net income (loss)	$2,352	$(2,314)

Other comprehensive income (loss):
Cumulative translation adjustment	(261)	(113)
Unrealized holding gain on investment	---	497

Total other comprehensive income (loss)	(261)	384

Comprehensive income (loss)	$2,091	$(1,930)

See notes to the consolidated financial statements.

VYSIS, INC.
(An indirect subsidiary of BP p.l.c.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,352	$(2,314)
Reconciliation of net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(214)	93
Depreciation and amortization	464	747
Effects of changes in foreign currency	20	62
Stock compensation	9	12
Changes in assets and liabilities:
Accounts receivable	(1,046)	(352)
Inventories	(665)	48
Other current assets	(519)	(476)
Other assets	(73)	10
Accounts payable and accrued liabilities	249	515
Deferred revenue	399	(121)

Net cash provided by (used in) operating activities	976	(1,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds, net of cash sold, from French distributor	102	843
Proceeds, net of transaction-related expenses, from the sale of Imaging business	250	(17)
Proceeds from maturities of short-term investments	12,007	6,388
Purchases of short-term investments	(6,420)	(9,474)
Purchases of property and equipment	(279)	(388)
Proceeds from sale of property and equipment	---	20
Increase in other assets	(172)	(50)

Net cash provided by (used in) investing activities	5,488	(2,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option plan exercises	289	214
Expenses funded by BP	---	115

Net cash provided by financing activities	289	329
Effect of exchange rate changes on cash	(43)	(65)
Cash used in discontinued operations	(60)	(65)

Net increase (decrease) in cash and cash equivalents	6,650	(4,255)
Cash and cash equivalents at beginning of period	715	4,818

Cash and cash equivalents at end of period	$7,365	$563

See notes to the consolidated financial statements.

VYSIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION AND BUSINESS:

             Vysis, Inc. (“Vysis” or the “Company”) is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases.  Vysis currently markets seven U.S. Food and Drug Administration (“FDA”) or foreign cleared or approved clinical (“Clinical”) products in addition to distributing over 300 Analyte Specific Reagent and research (“ASR/Research”) products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 59 countries. The Company's wholly owned subsidiary, Gene-Trak Systems Industrial Diagnostics Corporation, manufactured and marketed food testing kits based on Deoxyribonucleic Acid (“DNA”) probes.  As further discussed in Note 14, the Company sold on August 4, 2001 substantially all of the assets of the food testing business, while retaining all of the liabilities.  The Company’s financial statements have been restated to reflect the food testing business as a discontinued operation for all periods presented.

             The Company was incorporated in Delaware on April 18, 1991. The Company's business represents the consolidation of multiple research units and programs of the former Amoco Corporation. On December 31, 1998, Amoco Corporation merged with the former British Petroleum Corporation, and as a result of the merger became a wholly-owned subsidiary of BP p.l.c.

             On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share, at a price of $12.00 per share (the “Offering”). The net proceeds of the Offering after deducting expenses were approximately $32.1 million.  Concurrent with the consummation of the Offering, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP in exchange for a reduction of $8.1 million in the Company’s note payable to BP.  As of August 8, 2001, BP beneficially owned approximately 65 percent of the Company’s outstanding Common Stock.

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

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS:

             On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, was approved by the Financial Accounting Standards Board (FASB).  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.  The Company is required to implement SFAS No. 141 on July 1, 2001 and does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

             On June 29, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets”, was approved by the FASB.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  The Company is required to implement SFAS No. 142 on January 1, 2002 and does not believe that the adoption of SFAS No. 142 will have a significant impact on its financial statements.

NOTE 4—COMPOSITION OF BALANCE SHEET COMPONENT:

             Inventories consisted of the following (in thousands):

	June 30, 2001	December 31, 2000

Raw materials and supplies	$1,310	$431
Finished goods	742	1,011

	$2,052	$1,442

NOTE 5—SHORT-TERM INVESTMENTS CLASSIFIED AS HELD TO MATURITY:

             Short-term investments are classified as held to maturity, are carried at amortized cost and are summarized as follows (in thousands):

	June 30, 2001

	Amortized Cost	Unrealized Gain	Fair Value

U.S. government agencies	$986	$1	$987
Corporate debt securities	4,099	4	4,103

	$5,085	$5	$5,090

	December 31, 2000

	Amortized Cost	Unrealized Gain	Fair Value

U.S. government agencies	$3,307	$5	$3,312
Corporate debt securities	7,366	3	7,369

	$10,673	$8	$10,681

             A summary of securities classified as held to maturity at June 30, 2001 are as follows (in thousands):

Due In	Amortized Cost	Fair Value

1-90 Day	$3,239	$3,243
91-180 Days	916	917
181-365 Days	930	930

	$5,085	$5,090

NOTE 6—INCOME TAXES:

             Prior to the completion of the Company’s Offering, the results of operations were included in the consolidated income tax returns of BP; accordingly, the domestic net operating losses through February 10, 1998 have been utilized by BP in its consolidated income tax returns and are not available to offset the Company's future taxable income.  Subsequent to the Offering, the Company has filed separate federal income tax returns.  For state income taxes, the Company’s results of operations will continue to be included with BP, due to its 65 percent ownership interest in the Company, in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company’s business is taxed), the Company is required by law to be included in BP’s unitary state tax returns as long as BP owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP requires BP to pay the Company the incremental tax savings, if any, received by BP as a result of including the Company’s results of operations in such filings. The agreement also requires the Company to pay BP the incremental tax liability, if any, incurred by BP as a result of including the Company’s results of operations in such filings. As a result of BP’s apportionment factors combined with minimal U.S. based taxable income, the Company has not recorded any state income tax expense for the three and six months ended June 30, 2001.  For federal and state income taxes in non-unitary states, the Company has not recorded any income tax expense due to the availability of net operating loss carry-forwards.  Ultimate utilization or availability of net operating losses and certain deferred tax assets may be limited if a significant change in ownership occurs, as defined by rules enacted with the United States Tax Reform Act of 1986.

             A full valuation allowance has been provided for all deferred tax assets (net of liabilities) at June 30, 2001 as management does not consider realization of such amounts more likely than not.

NOTE 7—GAIN ON SALE OF FRENCH DISTRIBUTOR:

             On December 31, 1999, the Company sold its wholly-owned French distribution subsidiary to Applied Genetics Services, Ltd. for a purchase price in French francs that was the equivalent to $1,272,000 in U.S. dollars as of December 31, 1999, resulting in a gain of $166,000.  At June 30, 2001, the Company and its foreign subsidiaries have received the entire purchase price in French Francs which aggregated the U.S. dollar equivalent of $1,182,000.

NOTE 8—GAIN ON SALE OF THE IMAGING BUSINESS:

             During July 1999, the Company sold its Quips cytogenetic imaging instrumentation (“Imaging”) business, which represented nearly all of the Company’s current genetic instrument product line, to Applied Imaging Corp. (“AI”) for a purchase price of $2,278,000 plus additional consideration of $749,000 for the purchase of certain Imaging component inventory, resulting in a gain of $1,700,000.  Of the $3,027,000 in total consideration, the Company received $2,499,000 in cash and 497,368 shares of AI common stock that was valued upon its receipt at $528,000.  During July 2000, the Company sold the AI common stock for $1,718,000 resulting in a realized gain of $1,190,000.

NOTE 9—RELATED PARTY TRANSACTION:

             In June 2000, the Company received certain consulting services provided for and paid by BP valued at $115,000.  The Company has recorded the benefit of these services as a capital contribution with a corresponding charge to selling, general and administrative expense.

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION:

             The Company operates in one reportable business segment:  genetic testing products.  The genetics business develops, commercializes, manufactures and markets products that use nucleic acid probes for the evaluation and management of cancer, prenatal disorders and other genetic diseases.

             The Company’s revenues by product line for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended June 30,

	2001	2000

FDA/AFSSAFP approved clinical testing products	$2,377	$1,315
ASR/Research testing products	3,502	2,573
Genetic instrument products	522	649
License and other revenue	387	1,564

Total revenues	$6,788	$6,101

	Six Months Ended June 30,

	2001	2000

FDA/AFSSAFP approved clinical testing products	$4,390	$2,612
ASR/Research testing products	7,038	5,215
Genetic instrument products	1,264	941
License and other revenue	629	1,745

Total revenues	$13,321	$10,513

             The Company’s revenues by geographic area based on location of customers for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended June 30,

	2001	2000

United States	$4,105	$3,539
Europe, Middle East and Africa	2,084	1,903
Other	599	659

Total revenues	$6,788	$6,101

	Six Months Ended June 30,

	2001	2000

United States	$7,397	$5,486
Europe, Middle East and Africa	4,431	3,741
Other	1,493	1,286

Total revenues	$13,321	$10,513

NOTE 11—INCOME (LOSS) PER SHARE:

             Basic income (loss) from continuing operations per share and net income (loss) per share are computed by dividing income (loss) from continuing operations and net income (loss) (numerators) by the weighted average number of common shares outstanding (denominators) during the period and excludes the dilutive effect of stock options.  Diluted income (loss) from continuing operations per share and net income (loss) per share gives effect to all dilutive potential common shares outstanding during a period.  In computing diluted income (loss) from continuing operations per share and net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

             The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) from continuing operations and net income (loss) computations (in thousands, except per share amounts) for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000
Numerator:
Income (loss) from continuing operations	$1,188	$(882)	$2,138	$(2,221)

Net income (loss)	$1,267	$(995)	$2,352	$(2,314)

Denominator:
Denominator for basic net income (loss) per share- weighted-average shares	10,189	10,079	10,172	10,043
Dilutive potential common shares-stock options	1,442	---	1,268	---

Denominator for diluted net income (loss) per share	11,631	10,079	11,440	10,043

Basic income (loss) from continuing operations per share	$.12	$(.09)	$.21	$(.22)

Diluted income (loss) from continuing operations per share	$.10	$(.09)	$.19	$(.22)

Basic net income (loss) per share	$.12	$(.10)	$.23	$(.23)

Diluted net income (loss) per share	$.11	$(.10)	$.21	$(.23)

             For the three months ended June 30, 2001, all options were included in the computation of diluted per share amounts.  Options to purchase 12,788 shares of common stock were outstanding at June 30, 2001, but were not included in the computation of diluted per share amounts for the six months ended June 30, 2001 as their effect was antidilutive.  Options to purchase 2,160,088 shares were outstanding at June 30, 2000, but were not included in the computation of diluted loss per share for the three or six months ended June 30, 2000 as their effect was antidilutive.

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

NOTE 13—CONTINGENCY:

             As previously reported, the Company is named as the defendant in a declaratory judgment suit filed in the United States District Court in the Southern District of California (San Diego) by Gen-Probe Incorporated.  The suit seeks a declaration that the Company’s U.S. Patent No. 5,750,338 (“the ‘338 patent”) is invalid, unenforceable and not infringed by certain products for detecting the presence of hepatitis C virus and human immunodeficiency virus in blood specimens.  The Company understands that Chiron Corporation is currently marketing the products in various countries outside the U.S. pursuant to licenses granted by the Company to Gen-Probe and Chiron.  The suit also seeks an injunction restraining the Company from interfering with activities by Gen-Probe and its partners regarding these and other products in development; damages and other relief for unfair competition; and a declaration of Gen-Probe’s rights and obligations under its license to the ‘338 patent.  The parties are continuing to take discovery.

             In June 2001, the Court ruled that Gen-Probe's products for detecting hepatitis C and the human immunodeficiency virus do not literally infringe the '338 patent.  The Company disagrees with the Court's ruling and sought certification of the issue for an early appeal.  However, the Company's request for certification and early appeal was denied.  The Company intends to preserve its right to appeal the ruling at a later time.  The Company continues to believe that Gen-Probe’s claims are without merit and is continuing to defend its rights vigorously.  A trial on the remaining issues is projected to occur in about February 2002.

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

NOTE 14—SUBSEQUENT EVENT:

             The Company sold on August 4, 2001 substantially all of the assets, while retaining substantially all of the liabilities of its food testing business to Neogen Corporation for a purchase price of approximately $3.5 million, resulting in an estimated gain of approximately $1.5 million.  The Company’s financial statements have been restated to reflect the food testing business as a discontinued operation for all periods presented.  Operating results of the discontinued food testing business are summarized as follows (in thousands):

	Three months ended June 30,

	2001	2000

Total revenues	$643	$724
Gross profit	316	331
Income (loss) from discontinued operations	79	(113)

	Six months ended June 30,

	2001	2000

Total revenues	$1,329	$1,443
Gross profit	610	763
Income (loss) from discontinued operations	214	(93)

Assets of the discontinued operations are as follows (in thousands):

	June 30, 2001	December 31, 2000

Accounts receivables	$319	$362
Inventories	340	210
Other current assets	11	---

Total current assets	$670	$572

Property and equipment, net	$44	$52

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

OVERVIEW

             Vysis is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases.  Vysis currently markets seven Clinical products in addition to distributing over 300 ASR/Research products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 59 countries. The Company's wholly owned subsidiary, Gene–Trak Systems Industrial Diagnostics Corporation, manufactured and marketed food testing kits based on DNA probes.  The Company sold on August 4, 2001 substantially all of the assets, while retaining substantially all of the liabilities, of its food testing business to Neogen Corporation for a purchase price of approximately $3.5 million, resulting in an estimated  gain of approximately $1.5 million.

RESULTS OF OPERATIONS

             Total revenues for the three and six months ended June 30, 2001 were $6.8 million and $13.3 million, respectively, an increase of $0.7 million, or 11%, and $2.8 million, or 27%, as compared to the three and six months ended June 30, 2000.  Product revenue for the three and six months ended June 30, 2001 was $6.4 million and $12.7 million, respectively, an increase of $1.9 million, or 41%, and $3.9 million, or 45%, in comparison to the respective prior year periods.  The increase in product revenue for the second quarter of 2001 as compared to the prior year quarter was attributable to a $1.1 million, or 81%, increase in FDA/AFSSAFP approved clinical products (“Clinical”), and a $0.9 million, or 36%, increase in ASR/Research testing product (“ASR/Research”), offset by a $0.1 million, or 20%, decrease in Genetic instrument products (“Instrument”).  For the six months ended June 30, 2001, the increase in product revenue of $3.9 million, or 45%, over the prior year period was due to a $1.8 million, or 68%, increase in Clinical product sales, a $1.8 million, or 35%, increase in ASR/Research product sales and a $0.3 million, or 34%, increase in Instrument product sales.  The increase in Clinical product revenue for the three and six months ended June 30, 2001 was primarily due to growth of the United States adoption rate of the Company’s PathVysionTM breast cancer product.  The increase in ASR/Research sales was primarily attributable to the worldwide increase in shipments of previously developed ASR/Research products, as well as the worldwide sales of 21 new ASR/Research products introduced within the last year and a half.  The second quarter 2001 decline in Instrument sales was due to the lack of GenoSensorTM Reader (“Reader”) shipments, as potential customers anticipate the Company’s introduction of its second generation microarray, which is analyzed using the proprietary Reader.  The increase in Instrument revenues during the first half of 2001 is primarily due to an increase in United States shipments of the Company’s VP2000 Processor, a high throughput instrument that automates the specimen preparation steps of FISH (fluorescent in site hybridization) assays.  For the three and six months ended June 30, 2001, license and other revenue was $0.4 million and $0.6 million, respectively, a decrease of $1.2 million and $1.1 million over the respective prior year periods primarily due to $1.3 million of second quarter 2000 license revenue associated with a patent license agreement and an option for a patent license agreement.

             Cost of goods sold for the three and six months ended June 30, 2001 were $1.2 million and $2.5 million, respectively, an increase of $0.1 million, or 13%, and $0.5 million, or 23%, over the respective prior year periods due to the increase in the volume of the products sold.  As a percentage of product revenue, product gross profit increased to 81% for the three and six months ended June 30, 2001, from 76% and 77% in the respective prior year periods primarily as a result of the higher margin Clinical and ASR/Research products representing a larger percentage of product revenue for the three and six months ended June 30, 2001 as compared to the prior year periods.  As a result, product gross profit was $5.2 million and $10.2 million for the three and six months ended June 30, 2001, respectively, representing an increase of $1.7 million, or 50%, and $3.5 million, or 51%, in comparison to the prior year periods.

             Research and development expenses for the three and six months ended June 30, 2001 were $1.5 and $2.9 million, respectively, a decrease of $0.2 million, or 12%, and $0.5 million, or 14%, as compared to the prior year periods.  The decreases were primarily due to lower clinical trial costs during the first half of 2001 as compared to the prior year.  During the second quarter of 2000, the Company entered into a collaborative agreement with Genentech, Inc., the developer of the Herceptin® monoclonal antibody treatment for metastatic breast cancer, to extend the use of the Company’s PathVysionTM  HER-2 breast cancer test kit.  In accordance with the agreement, the Company incurred a nonrecurring charge of $1.5 million during the second quarter 2000 for its right to utilize Genentech’s clinical trial data for the Company’s regulatory submission to the FDA.

             Selling, general and administrative expenses for the three and six months ended June 30, 2001 were $3.1 million and $6.1 million, respectively, an increase of $0.2 million, or 6%, and relatively flat in comparison to the respective prior year periods.  The second quarter increase was due to a $0.2 million increase in general and administrative expenses primarily attributable to higher litigation expenses.

             Interest income for the three and six months ended June 30, 2001 was $0.1 million and $0.3 million, respectively, as compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2000.  The year-to-date increase was primarily as a result of the Company’s higher average cash, cash equivalents and short-term investment balances during the first half of 2001 as compared to the prior year offset by lower interest rates on investments maturing during the second quarter of 2001.

DISCONTINUED OPERATIONS

             Revenues from discontinued operations for the three and six months ended June 30, 2001 were $0.6 million and $1.3 million, respectively, a decrease of $0.1 million as compared to the respective prior year periods primarily due to lower distributed products resulting from the June 30, 2000 discontinuance of one of the food testing distributed product lines.  Gross profit from discontinued operations for the three and six months ended June 30, 2001 was $0.3 million and $0.6 million, respectively, representing a slight decline and a decrease of $0.1 million as compared to the respective prior year periods.  The 2001 decrease in year-to-date gross profit from discontinued operations was due to higher cost of goods sold primarily due to an increase in product royalty expense during the first quarter of 2001.  Operating expenses from discontinued operations for the three and six months ended June 30, 2001, were $0.2 million and $0.4 million, respectively, a decrease of $0.2 million and $0.4 million in comparison to the prior year respective periods primarily due to lower sales and use tax expense resulting from the implementation of a sales and use tax compliance program.  As a result, income from discontinued operations for the three and six months ended June 30, 2001 was $0.1 million and $0.2 million, respectively, an improvement of $0.2 million and $0.3 million over the respective prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

             Net cash provided by operating activities for the six months ended June 30, 2001 was $1.0 million, an increase of $2.8 million over the prior year period, driven primarily by a $4.4 million improvement in income from continuing operations, offset by a $1.7 million increase in working capital requirements during the first half of 2001 as compared to the prior year.

             Net cash provided by investing activities for the six months ended June 30, 2001 was $5.5 million, resulting primarily from maturities of short-term investments, net of purchases.  During the prior year, the $2.7 million of net cash used in investing activities resulted primarily from the purchase of short-term investments, net of proceeds.

             Net cash provided by financing activities for the six months ended June 30, 2001 was $0.3 million, which is consistent with the prior year as a result of a $0.1 million increase in proceeds from stock option exercises offset by BP’s nonrecurring contribution of services during the prior year.

             At June 30, 2001, the Company had cash, cash equivalents and short-term investments of $12.5 million and an accumulated deficit of $56.6 million.  The Company has experienced negative cash flows from operations from its inception through 1999.  For the year ended December 31, 2000, the Company, for the first time in its history, generated net cash flows from operations amounting to $0.3 million.  For the six months ended June 30, 2001, the Company has generated net cash flows from operations of $1.0 million, an improvement of $2.8 million over the prior year period.  The increase in cash provided by operations is attributable to the $4.4 million improvement in income from continuing operations, partially offset for the Company’s investment in working capital required to provide for the significant growth in the business.  In addition, the Company sold on August 4, 2001, substantially all of the assets, while retaining substantially all of the liabilities of its food testing business to Neogen Corporation for approximately $3.5 million, resulting in an estimated gain of approximately $1.5 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rate.  The Company’s exchange rate risk is limited to its European operations.  The Company’s foreign currency exchange rate risk results primarily from the foreign currency translation of its foreign operations’ financial results and from the foreign operations’ intercompany purchases of inventory.  The majority of the intercompany purchases are paid for within standard payment terms of 30 days.  Sales throughout the rest of the world are denoted in U.S. dollars.  For the three and six months ended June 30, 2001, the foreign exchange rates utilized to translate the Company’s international subsidiaries’ local currency financial results into U.S. dollars declined 8% and 6%, respectively, as compared to the respective prior year periods due to the strengthening of the U.S. dollar against the local currency of these subsidiaries which resulted in a $0.1 million and $0.2 million reduction in income from continuing operations in comparison to the respective prior year periods.  The foreign currency translation loss included in shareholders’ equity resulting from the translation of the financial statements of the Company’s international subsidiaries into U.S. dollars increased by $0.1 million and $0.3 million for the three and six months ended June 30, 2001, respectively.  Interest rate exposure is primarily limited to the $5.1 million of short-term investments owned by the Company.  Such securities are debt instruments which generate interest income for the company on excess cash balances.  The Company does not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments.

             The Company does not consider the present rate of inflation to have a significant impact on its business.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             See Note 13 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the 2001 Annual Stockholders Meeting of the Company held on May 8, 2001, the stockholders of the Company:

             (1) Elected the following individuals as Directors on the Company’s Board of Directors to serve until the next Annual Stockholders Meeting of the Company and until their successors have been elected and qualified according to the following vote:

Nominee	For	Withheld

W. Murray Air	9,159,982	399,850
John L. Bishop	9,199,291	396,541
Thomas E. Dewey, Jr.	9,199,182	396,650
Keith E. Holmberg	9,196,367	399,465
Richard A. Lerner	9,200,982	394,850
Kenneth L. Melmon	9,199,982	395,850
Anthony J. Nocchiero	9,027,753	568,079
Walter R. Quanstrom	9,198,841	396,991
Mark A. Roberts	9,196,532	399,300
Ian Springett	9,196,317	399,515
Frank J. Sroka	9,057,818	538,014

             (2) Adopted the 2001 Long-Term Incentive Plan as set out and described in the 2001 Proxy Statement  according to the following vote:

For	Against	Abstain	Non-Vote

7,317,503	628,809	13,940	1,635,580; and

             (3) Adopted an Amendment of the Company’s 1999 Outside Directors Stock Option Plan, as set out and described in the 2001 Proxy Statement, according to the following vote:

For	Against	Abstain	Non-Vote

7,395,268	540,644	24,340	1,635,580.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits filed herewith: 10.1 Employment Agreement with Paul Steuperaert.
b.	Form 8-K reports filed during the quarter: None

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSIS, INC.

Date: August 14, 2001	By	/s/ JOHN R. SLUIS

Name: John R. Sluis
Title: Senior Vice President and Chief
Financial Officer