Form 10-Q
period 2001-09-30
VYSIS INC
filed 2001-11-14
CIK 1016794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23659

VYSIS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

36-3803405

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3100 Woodcreek Drive

Downers Grove, Illinois

60515-5400

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (630) 271-7000

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

                Number of shares of Common Stock, par value $.001 per share, outstanding as of October 31, 2001:  10,308,269

VYSIS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

PART II:  OTHER INFORMATION

Item 1:
Legal Proceedings

Item 6:
Exhibits and Reports on Form 8-K

Signature

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VYSIS, INC.

(An indirect subsidiary of BP p.l.c.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$9,371	$715
Short-term investments	6,363	10,673
Accounts receivable, net	4,048	3,366
Other receivables	-	321
Inventories	2,220	1,442
Other current assets	1,055	528
Current assets – discontinued operations	-	572
Total current assets	23,057	17,617
Property and equipment, net	2,494	2,451
Other assets	2,450	1,370
Long-term assets, net-discontinued operations	-	52
Total assets	$28,001	$21,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,849	$6,975
Deferred revenue	306	200
Total current liabilities	8,155	7,175

Long-term liabilities:
Deferred revenues	1,193	972
Other long-term liabilities	-	100
Total long-term liabilities	1,193	1,072

Contingency (Note 16)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A; 6,200,000 shares designated; none issued and outstanding at September 30, 2001 and December 31, 2000	-	-
Series B; 553,126 shares designated; none issued and outstanding at September 30, 2001 and December 31, 2000	-	-
Common stock, $0.001 par value; 35,000,000 shares authorized; 10,289,365 issued and outstanding at September 30, 2001; 10,150,992 issued and outstanding at December 31, 2000	10	10
Additional paid-in capital	73,268	72,625
Accumulated other comprehensive loss:
Cumulative translation adjustment	(568)	(464)
Accumulated deficit	(54,057)	(58,928)
Total stockholders’ equity	18,653	13,243
Total liabilities and stockholders’ equity	$28,001	$21,490

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2001	2000
Revenues:
Product revenue	$7,087	$4,683
License and other revenue	175	114
Total revenues	7,262	4,797
Cost of goods sold	1,543	839
Gross profit	5,719	3,958
Operating expenses:
Research and development	1,682	1,537
Selling, general and administrative	2,727	2,766
Non-recurring merger-related expenses	619	-
Total operating expenses	5,028	4,303
Income (loss) from operations	691	(345)
Gain on sale of investment	-	1,190
Interest income	131	144
Income from continuing operations before provision for income taxes	822	989
Provision for income taxes	-	-
Income from continuing operations	822	989
Discontinued operations:
Income (loss) from discontinued operations	26	(39)
Gain on sale of Food business, net of income taxes of $125	1,671	-
Net income	$2,519	$950

Income from continuing operations per share:
Basic	$.08	$.10
Diluted	$.07	$.09
Net income per share:
Basic	$.25	$.09
Diluted	$.21	$.09

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
Revenues:
Product revenue	$19,779	$13,451
License and other revenue	804	1,859
Total revenues	20,583	15,310
Cost of goods sold	4,006	2,838
Gross profit	16,577	12,472
Operating expenses:
Research and development	4,628	4,974
Acquired clinical trial data	-	1,500
Selling, general and administrative	8,813	8,805
Non-recurring merger-related expenses	619	-
Total operating expenses	14,060	15,279
Income (loss) from operations	2,517	(2,807)
Gain on sale of investment	-	1,190
Interest income	443	385
Income (loss) from continuing operations before provision for income taxes	2,960	(1,232)
Provision for income taxes	-	-
Income (loss) from continuing operations	2,960	(1,232)
Discontinued operations:
Income (loss) from discontinued operations	240	(132)
Gain on sale of Food business, net of income taxes of $125	1,671	-
Net income (loss	$4,871	$(1,364)

Income (loss) from continuing operations per share:
Basic	$.29	$(.12)
Diluted	$.26	$(.12)
Net income (loss) per share:
Basic	$.48	$(.14)
Diluted	$.42	$(.14)

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2001	2000

Net income	$2,519	$950

Other comprehensive income (loss):
Cumulative translation adjustment	157	(179)
Unrealized holding loss on investment	-	600
Reclassification adjustment, realized gain on investment	-	(1,190)
Total other comprehensive income (loss)	157	(769)
Comprehensive income	$2,676	$181

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2001	2000

Net income (loss)	$4,871	$(1,364)

Other comprehensive income (loss):
Cumulative translation adjustment	(104)	(292)
Unrealized holding gain on investment	-	1,097
Reclassification adjustment, realized gain on investment	-	(1,190)
Total other comprehensive loss	(104)	(385)
Comprehensive income (loss)	$4,767	$(1,749)

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,871	$(1,364)
Reconciliation of net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(240)	132
Gain on sale of Food business	(1,671)	-
Gain on sale of investment	-	(1,190)
Depreciation and amortization	700	1,119
Effects of changes in foreign currency	16	69
Foreign currency exchange rate losses	2	15
Stock compensation	40	13
Changes in assets and liabilities:
Accounts receivable	(787)	(71)
Inventories	(795)	19
Other current assets	(540)	(239)
Other assets	(27)	10
Accounts payable and accrued liabilities	(190)	1,012
Deferred revenue	327	(167)
Net cash provided by (used in) operating activities	1,706	(642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds, net of transaction-related expenses, from the sale of Food business	2,970	-
Proceeds, net of cash sold, from French distributor	101	994
Proceeds, net of transaction-related expenses, from the sale of Imaging business	250	451
Proceeds from sale of investment	-	1,718
Proceeds from maturities of short-term investments	15,195	10,929
Purchases of short-term investments	(10,886)	(16,841)
Purchases of property and equipment	(633)	(492)
Proceeds from sale of property and equipment	-	21
Increase in other assets	(182)	(50)
Net cash provided by (used in) investing activities	6,815	(3,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option plan exercises	519	285
Expenses funded by BP	-	115
Net cash provided by financing activities	519	400
Effect of exchange rate changes on cash	(19)	(78)
Cash used in discontinued operations	(365)	(62)
Net increase (decrease) in cash and cash equivalents	8,656	(3,652)
Cash and cash equivalents at beginning of period	715	4,818
Cash and cash equivalents at end of period	$9,371	$1,166

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND BUSINESS:

Vysis, Inc. (“Vysis” or the “Company”) is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases.  Vysis currently markets eight U.S. Food and Drug Administration (“FDA”) or foreign cleared or approved clinical (“Clinical”) products in addition to distributing over 300 Analyte Specific Reagent and research (“ASR/Research”) products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 59 countries.

                The Company was incorporated in Delaware on April 18, 1991. The Company's business represents the consolidation of multiple research units and programs of the former Amoco Corporation. On December 31, 1998, Amoco Corporation merged with the former British Petroleum Corporation, and as a result of the merger became a wholly-owned subsidiary of BP p.l.c.

                On February 10, 1998, the Company completed the initial public offering of 3 million shares of its Common Stock, par value $0.001 per share, at a price of $12.00 per share (the “Offering”). The net proceeds of the Offering after deducting expenses were approximately $32.1 million.  Concurrent with the consummation of the Offering, the Company issued 675,000 shares of Common Stock at $12.00 per share to BP in exchange for a reduction of $8.1 million in the Company’s note payable to BP.  As of October 31, 2001, BP beneficially owned approximately 65 percent of the Company’s outstanding Common Stock.

On October 24, 2001, the Company and Abbott Laboratories (“Abbott”) entered into a definitive agreement for Abbott to purchase the outstanding stock of the Company for a cash price of $30.50 per share, for a total transaction value of approximately $355 million.  The transaction is subject to regulatory approvals and certain closing conditions.

NOTE 2—FINANCIAL INFORMATION:

                The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2001 and June 30, 2001, as filed with the Securities and Exchange Commission.

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

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS:

                On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, was approved by the Financial Accounting Standards Board (FASB).  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.  The Company implemented SFAS No. 141 on July 1, 2001 and the adoption of SFAS No. 141 did not have any significant impact on its financial statements.

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

NOTE 4—COMPOSITION OF BALANCE SHEET COMPONENT:

                Inventories consisted of the following (in thousands):

	September 30, 2001	December 31, 2000
Raw materials and supplies	$1,324	$431
Finished goods	896	1,011
	$2,220	$1,442

NOTE 5—SHORT-TERM INVESTMENTS CLASSIFIED AS HELD TO MATURITY:

                Short-term investments are classified as held to maturity, are carried at amortized cost and are summarized as follows (in thousands):

	September 30, 2001
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
U.S. government agencies	$995	$2	$997
Corporate debt securities	5,368	(6)	5,362
	$6,363	$(4)	$6,359

	December 31, 2000
	Amortized Cost	Unrealized Gain	Fair Value
U.S. government agencies	$3,307	$5	$3,312
Corporate debt securities	7,366	3	7,369
	$10,673	$8	$10,681

                A summary of securities classified as held to maturity at September 30, 2001 are as follows (in thousands):

Due In	Amortized Cost	Fair Value
1-90 Days	$1,995	$1,983
91-180 Days	3,430	3,431
181-365 Days	938	945
	$6,363	$6,359

NOTE 6—LICENSE AGREEMENT:

                During September 2001, the Company entered into an exclusive license agreement with Roche Diagnostics Corporation (“Roche”) that will provide access to technology and intellectual property rights for genetic markers developed by Roche which may allow for the unique identification of fetal cells in a maternal blood sample.  The Company is required to pay $1.0 million upon transfer of the technology.  As a result of the alternative future use of the technology acquired, the Company has recorded the $1.0 million as a long-term intangible other asset that will be amortized over the life of the intellectual property acquired in the agreement.

NOTE 7—NON-RECURRING MERGER-RELATED EXPENSES:

                During the third quarter of 2001, the Company incurred $619,000 of merger-related expenses, primarily attorney, accounting, and investment advisory fees, in connection with the anticipated sale of the Company.  At September 30, 2001, the Company had costs related to a possible secondary offering aggregating $347,000 recorded as an other current asset.  Upon the anticipated sale of the Company, such costs will be expensed.  See Note 17 for further discussion regarding the anticipated sale of the Company.

NOTE 8—GAIN ON SALE OF FOOD BUSINESS:

                The Company sold on August 4, 2001 substantially all of the assets, while retaining substantially all of the liabilities of its food testing business to Neogen Corporation for cash proceeds of approximately $3.5 million, resulting in a gain of approximately $1.7 million, net of income taxes.  The Company’s financial statements reflect the food testing business as a discontinued operation for all periods presented.  Operating results of the discontinued food testing business are summarized as follows (in thousands):

	Three months ended September 30,
	2001	2000

Total revenues	$211	$689
Gross profit	65	324
Income (loss) from discontinued operations	26	(39)

	Nine months ended September 30,
	2001	2000

Total revenues	$1,540	$2,132
Gross profit	676	1,087
Income (loss) from discontinued operations	240	(132)

Assets of the discontinued operations are as follows (in thousands):

December 31, 2000
Accounts receivables	$362
Inventories	210
Total current assets	572
Property and equipment, net	52

NOTE 9—INCOME TAXES:

                Prior to the completion of the Company’s Offering, the results of operations were included in the consolidated income tax returns of BP; accordingly, the domestic net operating losses through February 10, 1998 have been utilized by BP in its consolidated income tax returns and are not available to offset the Company's future taxable income.  Subsequent to the Offering, the Company has filed separate federal income tax returns.  For state income taxes, the Company’s results of operations will continue to be included with BP, due to its 65 percent ownership interest in the Company, in those states where required by state tax law. Under state tax laws in a number of states, including Illinois (the state in which much of the Company’s business is taxed), the Company is required by law to be included in BP’s unitary state tax returns as long as BP owns or controls 50 percent or more of the voting equity. For unitary state filings, the tax sharing agreement with BP requires BP to pay the Company the incremental tax savings, if any, received by BP as a result of including the Company’s results of operations in such filings. The agreement also requires the Company to pay BP the incremental tax liability, if any, incurred by BP as a result of including the Company’s results of operations in such filings. As a result of BP’s apportionment factors combined with minimal U.S. based taxable income, the Company has not recorded any state income tax expense for the three and nine months ended September 30, 2001.  For federal and state income taxes in non-unitary states, the Company has not recorded any income tax expense due to the availability of net operating loss carry-forwards.  Ultimate utilization or availability of net operating losses and certain deferred tax assets may be limited if a significant change in ownership occurs, as defined by rules enacted with the United States Tax Reform Act of 1986.

                A full valuation allowance has been provided for all deferred tax assets (net of liabilities) at September 30, 2001 as management does not consider realization of such amounts more likely than not.

NOTE 10—GAIN ON SALE OF FRENCH DISTRIBUTOR:

               On December 31, 1999, the Company sold its wholly-owned French distribution subsidiary to Applied Genetics Services, Ltd. for a purchase price in French francs that was the equivalent to $1,272,000 in U.S. dollars as of December 31, 1999, resulting in a gain of $166,000.  At September 30, 2001, the Company and its foreign subsidiaries have received the entire purchase price in French Francs which aggregated the U.S. dollar equivalent of $1,182,000.

NOTE 11—GAIN ON SALE OF THE IMAGING BUSINESS:

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

NOTE 12—RELATED PARTY TRANSACTION:

               In June 2000, the Company received certain consulting services provided for and paid by BP valued at $115,000.  The Company has recorded the benefit of these services as a capital contribution with a corresponding charge to selling, general and administrative expense.

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION:

                The Company operates in one reportable business segment:  genetic testing products.  The genetics business develops, commercializes, manufactures and markets products that use nucleic acid probes for the evaluation and management of cancer, prenatal disorders and other genetic diseases.

                The Company’s revenues by product line for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended September 30,
	2001	2000
FDA/AFSSAFP approved clinical testing products	$2,962	$1,483
ASR/Research testing products	3,411	2,762
Genetic instrument products	714	438
License and other revenue	175	114
Total revenues	$7,262	$4,797

	Nine Months Ended September 30,
	2001	2000
FDA/AFSSAFP approved clinical testing products	$7,352	$4,095
ASR/Research testing products	10,449	7,977
Genetic instrument products	1,978	1,379
License and other revenue	804	1,859
Total revenues	$20,583	$15,310

The Company’s revenues by geographic area based on location of customers for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended September 30,
	2001	2000
United States	$4,383	$2,244
Europe, Middle East and Africa	2,092	1,831
Other	787	722
Total revenues	$7,262	$4,797

	Nine Months Ended September 30,
	2001	2000
United States	$11,780	$7,730
Europe, Middle East and Africa	6,523	5,572
Other	2,280	2,008
Total revenues	$20,583	$15,310

NOTE 14—INCOME (LOSS) PER SHARE:

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

               The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) from continuing operations and net income (loss) computations (in thousands, except per share amounts) for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Income (loss) from continuing operations	$822	$989	$2,960	$(1,232)
Net income (loss)	$2,519	$950	$4,871	$(1,364)
Denominator:
Denominator for basic net income (loss) per share- weighted-average shares	10,264	10,113	10,203	10,067
Dilutive potential common shares-stock options	1,555	676	1,379	-
Denominator for diluted net income (loss) per share	11,819	10,789	11,582	10,067
Basic income (loss) from continuing operations per share	$.08	$.10	$.29	$(.12)
Diluted income (loss) from continuing operations per share	$.07	$.09	$.26	$(.12)
Basic net income (loss) per share	$.25	$.09	$.48	$(.14)
Diluted net income (loss) per share	$.21	$.09	$.42	$(.14)

          Options to purchase 275,250 shares of common stock were outstanding at September 30, 2001, but were not included in the computation of diluted per share amounts for the three and nine months ended September 30, 2001 as their effect was antidilutive.  Options to purchase 188,784 shares were outstanding at September 30, 2000, but were not included in the computation of diluted loss per share for the three or nine months ended September 30, 2000 as their effect was antidilutive.

NOTE 15—DISTRIBUTION AND SUPPLY AGREEMENT:

                On March 30, 2001, the Company entered into a five-year, renewable distribution and supply agreement (“the Agreement”) with Abbott.  The Agreement provides Abbott with the exclusive distribution rights in North America and Europe for the Company’s PathVysionTM breast cancer product and its UroVysion bladder cancer product.  The Agreement also gives Abbott an exclusive option for distribution rights in Asia/Pacific (except Japan) and South America for both products.  All payments will be recognized by the Company over the periods to which they apply.

NOTE 16—CONTINGENCY:

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

In June 2001, the Court ruled that Gen-Probe's products for detecting hepatitis C and the human immunodeficiency virus do not literally infringe the '338 patent.  On October 16, 2001, Gen-Probe filed a motion for partial summary judgment of non-infringement under the Doctrine of Equivalents.  The Court has not yet ruled on the motion.  The Company continues to believe that Gen-Probe’s claims are without merit and is continuing to defend its rights vigorously.  A trial on the remaining issues is projected to occur in about February 2002.

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

NOTE 17—SUBSEQUENT EVENT:

                On October 24, 2001, the Company and Abbott entered into a definitive agreement for Abbott to purchase the outstanding stock of the Company for a cash price of $30.50 per share, for a total transaction value of approximately $355 million.  The transaction is subject to regulatory approvals and certain closing conditions.

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

OVERVIEW

                Vysis is a Genomic Disease Management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases.  Vysis currently markets eight Clinical products in addition to distributing over 300 ASR/Research products through its direct sales operations in the United States and Europe and a worldwide distribution network covering 59 countries.

On October 24, 2001, the Company and Abbott entered into a definitive agreement for Abbott to purchase the outstanding stock of the Company for a cash price of $30.50 per share, for a total transaction value of approximately $355 million.  The transaction is subject to regulatory approvals and certain closing conditions.

RESULTS OF OPERATIONS

               Total revenues for the three and nine months ended September 30, 2001 were $7.3 million and $20.6 million, respectively, an increase of $2.5 million, or 51%, and $5.3 million, or 34%, as compared to the three and nine months ended September 30, 2000.  Product revenue for the three and nine months ended September 30, 2001 was $7.1 million and $19.8 million, respectively, an increase of $2.4 million, or 51%, and $6.3 million, or 47%, in comparison to the respective prior year periods.  The increase in product revenue for the third quarter of 2001 as compared to the prior year quarter was attributable to a $1.5 million, or 100%, increase in FDA/AFSSAFP approved clinical products (“Clinical”), and a $0.6 million, or 24%, increase in ASR/Research testing products (“ASR/Research”), and a $0.3 million, or 63%, increase in Genetic instrument products (“Instrument”).  For the nine months ended September 30, 2001, the increase in product revenue of $6.3 million, or 47%, over the prior year period was due to a $3.3 million, or 80%, increase in Clinical product sales, a $2.5 million, or 31%, increase in ASR/Research product sales and a $0.6 million, or 43%, increase in Instrument product sales.  The increase in Clinical product revenue for the three and nine months ended September 30, 2001 was primarily due to growth of the United States adoption rate of the Company’s PathVysionTM breast cancer product and as a result of the Company’s initial sales of its UroVysion bladder cancer product, which received FDA product clearance in August 2001.  The increase in ASR/Research sales was primarily attributable to the worldwide increase in shipments of previously developed ASR/Research products, as well as the worldwide sales of 22 new ASR/Research products introduced within the last year and a half.  The increase in Instrument revenues is primarily due to an increase in United States shipments of the Company’s VP2000 Processor, a high throughput instrument that automates the specimen preparation steps of FISH (fluorescent in site hybridization) assays and an increase in the United States shipments of the Company’s Hybrite system, a semi-automated hybridization instrument.  For the three months ended September 30, 2001, license and other revenue was $0.2 million, an increase of $0.1 million primarily resulting from an increase in license revenue from Gen-Probe and Chiron.  For the nine months ended September 30, 2001, license and other revenue was $0.8 million, a decrease of $1.1 million over the respective prior year period primarily due to $1.3 million of non-recurring 2000 license revenue associated with a patent license agreement and an option for a patent license agreement.

               Cost of goods sold for the three and nine months ended September 30, 2001 were $1.5 million and $4.0 million, respectively, an increase of $0.7 million, or 84%, and $1.2 million, or 41%, over the respective prior year periods due to the increase in the volume of the products sold.  As a percentage of product revenue, product gross profit decreased to 78% for the three months ended September 30, 2001 from 82% in the prior year as a result of the higher percentage sales increase (63%) of the lower margin Instrument products in comparison to the sales increase (50%) of the higher margin Clinical and ASR/Research products.  For the nine months ended September 30, 2001, product gross profit increased to 80% from 79% in the prior year period as a result of the higher margin Clinical and ASR/Research products representing a larger percentage of product revenue for the nine months ended September 30, 2001 as compared to the prior year period.  Product gross profit was $5.5 million and $15.8 million for the three and nine months ended September 30, 2001, respectively, representing an increase of $1.7 million, or 44%, and $5.2 million, or 49%, in comparison to the respective prior year periods.

               Research and development expenses for the three and nine months ended September 30, 2001 were $1.7 and $4.6 million, respectively, representing an increase of $0.1 million, or 9%, and a decrease of $0.3 million, or 7%, as compared to the respective prior year periods.  The third quarter increase is primarily due to an increase in costs associated with further development of the Company’s microarray platform.  The year-to-date decrease was primarily due to lower clinical trial costs during the first half of 2001 as compared to the prior year.  During 2000, the Company entered into a collaborative agreement with Genentech, Inc., the developer of the Herceptin® monoclonal antibody treatment for metastatic breast cancer, to extend the use of the Company’s PathVysionTM  HER-2 breast cancer test kit.  In accordance with the agreement, the Company incurred a nonrecurring charge of $1.5 million during 2000 for its right to utilize Genentech’s clinical trial data for the Company’s regulatory submission to the FDA.

               Selling, general and administrative expenses for the three and nine months ended September 30, 2001 were $2.7 million and $8.8 million, respectively, which are consistent with the respective prior year periods.  During the third quarter of 2001, the Company has incurred $0.6 million of merger-related expenses associated with the anticipated sale of the Company.

               Interest income for the three and nine months ended September 30, 2001 was $0.1 million and $0.4 million, respectively, which is consistent with the respective prior year periods primarily as a result of the Company’s higher average cash, cash equivalents and short-term investment balances during 2001 as compared to the prior year offset by lower interest rates on investments maturing during 2001.

DISCONTINUED OPERATIONS

               On August 4, 2001, the Company sold substantially all of the assets, while retaining substantially all of the liabilities of its food testing business for cash proceeds of $3.5 million, resulting in a gain on the sale of $1.7 million.  The Company’s financial statements reflect the food testing business as a discontinued operation.  Revenues from discontinued operations for the three and nine months ended September 30, 2001 were $0.2 million and $1.5 million, respectively, a decrease of $0.5 million and $0.6 million as compared to the respective prior year periods primarily due to the August 4, 2001 sale of the business.  Gross profit from discontinued operations for the three and nine months ended September 30, 2001 was $0.1 million and $0.7 million, respectively, representing a decrease of $0.3 million and $0.4 million as compared to the respective prior year periods.  The third quarter and year-to-date decrease in gross profit from discontinued operations was primarily due to the August 4, 2001 sale of the business and, on a year-to-date basis, partially due to an increase in product royalty expense during the first quarter of 2001.  Operating expenses from discontinued operations for the three and nine months ended September 30, 2001, were $0.0 million and $0.4 million, respectively, a decrease of $0.3 million and $0.8 million in comparison to the prior year respective periods primarily due to lower sales and use tax expense resulting from the implementation of a sales and use tax compliance program.  As a result, income from discontinued operations for the three and nine months ended September 30, 2001 was $0.0 million and $0.2 million, respectively, an improvement of $0.1 million and $0.4 million over the respective prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

               Net cash provided by operating activities for the nine months ended September 30, 2001 was $1.7 million, an increase of $2.3 million over the prior year period, driven primarily by a $5.3 million improvement in income from operations, offset by a $3.0 million increase in working capital requirements during 2001 as compared to the prior year.

               Net cash provided by investing activities for the nine months ended September 30, 2001 was $6.8 million, resulting primarily from $4.3 million of maturities of short-term investments, net of purchases and $3.0 million of proceeds, net of transaction-related expenses, from the sale of the food business.  During the prior year, the $3.3 million of net cash used in investing activities resulted primarily from the $5.9 million purchase of short-term investments, net of proceeds offset by the $1.7 million proceeds from the sale of an investment and $1.0 million of net proceeds from the sale of the French distributor.

               Net cash provided by financing activities for the nine months ended September 30, 2001 was $0.5 million, an increase of $0.1 million over the prior year as a result of a $0.2 million increase in proceeds from stock option exercises offset by a $0.1 nonrecurring contribution of services by BP during the prior year.

                At September 30, 2001, the Company had cash, cash equivalents and short-term investments of $15.7 million and an accumulated deficit of $54.1 million.  The Company has experienced negative cash flows from operations from its inception through 1999.  For the year ended December 31, 2000, the Company, for the first time in its history, generated net cash flows from operations amounting to $0.3 million.  For the nine months ended September 30, 2001, the Company has generated net cash flows from operations of $1.7 million, an improvement of $2.3 million over the prior year period.  The increase in cash provided by operations is attributable to the $4.2 million improvement in income from continuing operations, partially offset for the Company’s investment in working capital required to provide for the significant growth in the business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

                The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rate.  The Company’s exchange rate risk is limited to its European operations.  The Company’s foreign currency exchange rate risk results primarily from the foreign currency translation of its foreign operations’ financial results and from the foreign operations’ intercompany purchases of inventory.  The majority of the intercompany purchases are paid for within standard payment terms of 30 days.  Sales throughout the rest of the world are denoted in U.S. dollars.  For both the three and nine months ended September 30, 2001, the foreign exchange rates utilized to translate the Company’s international subsidiaries’ local currency financial results into U.S. dollars declined 5% as compared to the respective prior year periods due to the strengthening of the U.S. dollar against the local currency of these subsidiaries which resulted in a $0.2 million and $0.3 million reduction in income from continuing operations in comparison to the respective prior year periods.  The foreign currency translation loss included in shareholders’ equity resulting from the translation of the financial statements of the Company’s international subsidiaries into U.S. dollars decreased by $0.2 million for the third quarter and increased by $0.1 million for the nine months ended September 30, 2001.   Interest rate exposure is primarily limited to the $6.4 million of short-term investments owned by the Company.  Such securities are debt instruments which generate interest income for the company on excess cash balances.  The Company does not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments.

                The Company does not consider the present rate of inflation to have a significant impact on its business.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 16 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits filed herewith:

	3.1	Secretary’s Certificate re Amendment of Bylaws
	10.1	2001 Severance Program
	10.2	Retention Agreement with John Bishop
	10.3	Retention Agreement with Russel Enns
	10.4	Retention Agreement with Robert Koska
	10.5	Retention Agreement with William Murray
	10.6	Retention Agreement with Steven Seelig
	10.7	Retention Agreement with John Sluis
	10.8	Retention Agreement with Paul Steuperaert
	10.9	Retention Agreement with Al Ellsworth
	10.10	Director’s Agreement with Walter R. Quanstrom

b.

Form 8-K reports filed during the quarter:  On August 17, 2001, the Company filed a Form 8K with respect to the Company’s sale of substantially all of the assets, while retaining substantially all of the liabilities, of its food testing business to Neogen Corporation for approximately $3.5 million.  There were no other Form 8-K reports filed during the quarter.

SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYSIS, INC.

Date: November 13, 2001	By:	/s/ JOHN R. SLUIS
		Name:	John R. Sluis
		Title:	Senior Vice President and Chief Financial Office